Form 10-K
period 1996-03-31
MAXIS INC
filed 1996-06-20
CIK 943583

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
        ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

        ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 0-25832

                           ------------------------------

                                   MAXIS, INC.
              (Exact name of registrant as specified in its charter)

                           ------------------------------
           Delaware                                     94-3128369
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      2121 North California Blvd., Suite 600
                           Walnut Creek,  CA 94596-3572
                     (Address of principal executive offices)
                  Registrant's Telephone Number:  (510) 933-5630

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Comon Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The aggregate market value of the registrant's Common Stock, $.0001 par value, held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 1996 as reported on the Nasdaq National Market, was $102,674,344.

As of May 31, 1996 there were 11,069,322 10,849,698 shares of the registrant's Common Stock, $.0001 par value, outstanding.

Documents Incorporated by Reference
- -----------------------------------
Portions of registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference in Parts II and IV hereof.
Portions of registrant's definitive proxy statement (the "Proxy Statement") for its 1996 Annual Meeting of Stockholders to be held August 21, 1996 are incorporated by reference into Part III hereof.

                                  MAXIS, INC.

                                   FORM 10-K

                               Table of Contents

                                                                      Page
                                                                      ----
                                     PART I

Item  1.  Business....................................................   3
Item  2.  Properties..................................................  11
Item  3.  Legal Proceedings...........................................  11
Item  4.  Submission of Matters to a Vote of Security Holders.........  11

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................  13
Item  6.  Selected Financial Data.....................................  13
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  13
Item  8.  Financial Statements and Supplementary Data.................  13
Item  9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.....................  13

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........  14
Item 11.  Executive Compensation......................................  14
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................  14
Item 13.  Certain Relationships and Related Transactions..............  14

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K...................................................  14
          Signatures..................................................  17

PART I

Item 1.  BUSINESS

Maxis is a leading provider of entertainment and learning software products for personal computers. The Company seeks to develop innovative products that are engaging and entertaining while encouraging exploration, learning and creativity. Maxis is widely recognized for its successful Sim family of entertainment products, which have sold over seven million copies on all platforms since the introduction of SimCity in 1989. Titles in the Sim franchise include, among others, SimCity, SimCity 2000, SimEarth, SimTower, SimAnt and SimIsle.

The Company believes that its products have been successful in large part due to the use of innovative product concepts and advanced technologies to create simulated environments. For example, Maxis' Sim titles allow users to create and explore their own simulated environments, such as cities, farms, ant colonies and buildings. The Company's products are available for multiple personal computer ("PC") platforms including Windows 95, Windows, DOS and Macintosh. The Company currently sells its software products, including affiliate partner products, in North America through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements.

Industry Background

Sales of PCs to home users have increased dramatically in recent years as a result of declining prices, enhanced functionality and broader software availability. According to Odyssey Homefront, January 1996, approximately 35% of United States households have at least one PC. Today's PCs are increasingly sophisticated, incorporating high-speed 486, Pentium and PowerPC processors, high-capacity hard disks, high-resolution monitors, sound boards, graphics boards and CD-ROM drives, which together provide significantly enhanced processing, storage, sound and graphics capabilities. The continued increase in penetration of PCs into the home creates a large and growing mass market for consumer software and provides an expanded opportunity for developers and publishers of sophisticated software to offer a richer, more exciting user experience.

A large market has also developed for entertainment products on game consoles. The new generation of 32/64-bit game consoles has advanced technical capabilities that were previously available only on PCs. Representative game consoles include the Sony Playstation, Sega Saturn and, planned for fall 1996, the Nintendo 64.

Distribution channels for consumer software products are increasingly competitive. During the 1980s, consumer software was typically sold through specialty software stores. Today, these products are sold through additional distribution channels such as consumer electronics stores and mass merchants. Although the number of distribution channels has increased, competition for shelf space has intensified because these channels, especially mass merchants, generally carry only those relatively few products that are expected to sell in high volumes. In addition, the abundance of new software titles forces retailers to be highly selective when allocating shelf space.

The proliferation of powerful PCs and game consoles, increased interest in consumer software and broader, more competitive distribution channels has changed the environment in which consumer software companies compete. To succeed in today's market, consumer software companies must offer innovative products with broad consumer appeal, keep pace with advancements in computing technologies, market their products effectively through traditional and new distribution channels, and achieve brand name recognition.

Strategy

Maxis' mission is to be a leading provider of innovative, high quality consumer software that appeals to a broad range of consumers. The Company promotes software products that are engaging and entertaining primarily because they encourage exploration, learning and creativity. One of the Company's objectives is to expand and redefine the use of simulation software in the entertainment and learning software marketplace. The Company believes that high quality simulation is an increasingly important element of many genres of entertainment software, as well as an important learning tool. The Company is a leading provider of simulation software products for the consumer marketplace and seeks to maintain and expand its position in this important market. Key elements of the Company's strategy are:

Provide Innovative, High Quality Products. The Company utilizes advanced technologies to provide innovative products to its customers. Maxis' products have won numerous industry awards, including the "Best Simulation" award from the Software Publishers Association ("SPA") for six consecutive years. The Company emphasizes the creation of intellectually stimulating products that allow users to create and explore their own simulated environments, such as cities, farms or planets. The Company publishes internally developed products and products licensed from third-parties. The Company also distributes affiliate-developed products that meet Maxis' high quality standards and that complement its product line.

Maintain and Leverage Product Franchise. The Company seeks to develop products that achieve broad consumer appeal, customer loyalty and long life cycles, resulting in brand name recognition. Maxis is widely recognized for its successful Sim family of products. Maxis and its licensees have sold over seven million copies of these products worldwide since the introduction of SimCity in 1989. Based on customer surveys, the Company believes that over 60% of its registered users own two or more Maxis products. The Company's strategy is to maintain its Sim franchise while leveraging into new areas and to create new franchises in other product categories. Maxis believes that its established brand image and the quality of its products will facilitate its expansion into new markets.

Exploit Advanced Technologies. The Company's products incorporate sophisticated technologies, including complex algorithms and mathematical matrices to create realistic environments. The Company's approach when developing new products is to combine an exciting concept with the best available technologies to create an engaging product. Unlike software developers that depend upon a reusable development engine, the Company's products are principally developed from original code using proprietary simulation and display/animation tools to take advantage of the most recent advances in hardware and software technologies -- making each product distinctive.

Leverage and Expand Distribution. Maxis currently sells its software products, including affiliate partner products, through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Maxis is also seeking to expand its sales through mass merchants, toy retail chains, book resellers, educational dealers and directly to end users. Based on the strength of its distribution capabilities, Maxis has attracted other developers to join its affiliate partner program. Maxis plans to expand its marketing and distribution organization in the coming fiscal year to support further extension of its product lines. In addition, the Company intends to continue to pursue international opportunities in Europe, Asia and other selected foreign markets.

Employ Focused Marketing Techniques. The Company believes that marketing to both its distribution channels and its end users is critical to its success.
The Company employs focused consumer marketing techniques, including in-store promotions, direct mailings to consumers, on-line marketing, extensive market research and high impact, consistent packaging. The Company monitors and measures the effectiveness of its marketing strategies using focus groups and market research throughout the product life cycle. To capitalize on the innovative nature of its products, Maxis has developed a broad public relations program that has resulted in coverage in trade journals as well as mainstream publications such as The New York Times, The Wall Street Journal and Newsweek. Also, in December 1995, the Company launched its own site on the World Wide Web. This user-friendly site allows viewers to download videos and demos, enter contests and pick up hints about their favorite games.

Products

Maxis promotes products that encourage exploration and creativity, providing a challenging and enriching experience that appeals to a broad range of customers. Maxis' products offer open-ended experiences outside a traditional "win or lose" game format. The Company's products have won numerous awards, including the "Best Simulation" award from the SPA for six consecutive years. In addition to products published by Maxis, the Company distributes carefully selected products under its affiliate partner program to complement and diversify its product line.

Maxis' products are available for multiple PC platforms, including Windows 95, Windows, DOS and Macintosh, as well as 32-bit game consoles. Maxis has historically delivered its products on floppy disks and began a transition to CD-ROM based distribution in October 1993. All newly released products and product versions are available on CD-ROM.

Entertainment Products. Maxis' most successful entertainment products to date have been the Sim family products, which take advantage of the simulation technologies that the Company has developed. The Company's new entertainment product releases typically sell at street prices ranging from $39 to $59. Maxis offers "add-on" products such as SimCity 2000 Urban Renewal Kit to enhance related products. Maxis has also created a Classic line for some of its earlier releases, such as SimCity, SimEarth, SimAnt and SimLife, that are sold at street prices ranging from $15 to $19. During fiscal 1996 and 1995, approximately 52% and 59% respectively, of the Company's net revenues were derived from shipments of SimCity/SimCity 2000 and related add-on products. During fiscal 1996 and 1995, the Company's entertainment products accounted for approximately 81% and 77% of net revenues, respectively.

SimCity 2000, SimEarth and SimTower are representative of Maxis' entertainment products. In SimCity 2000, the player acts as the mayor of an evolving city. The player's challenge is to manage the creation of neighborhoods, choose zoning laws and build infrastructure while confronting disasters, traffic gridlock and urban decay. The player can design a new city, choose from pre-designed cities or choose a specific disaster scenario based in various cities. In SimEarth, the player manages a planet from its birth until its death ten billion years later and guides the development of life forms from inception as single-celled microbes to their evolution into a complex civilization. In SimTower, the player acts as owner and manager of a skyscraper under development. The player's objective is to construct a balanced and profitable commercial property by leasing space for many uses, including apartments, offices, restaurants, shops and theaters.

Learning Products. Maxis desires to leverage its product franchise, product development and marketing capabilities to offer innovative, open-ended learning products. Maxis' first two published products in this category are SimTown and Widget Workshop, both introduced near the end of calendar year 1994. To complement and broaden its learning product line, Maxis currently distributes several titles in this category under its affiliate partner program. Maxis' learning products generally sell at street prices from $29 to $49. During fiscal 1996 and 1995, the Company's learning products accounted for approximately 18% and 11% of net revenues, respectively.

SimTown enables children to design, build and manage their own neighborhood, complete with individual houses, streets, parks, stores, public buildings, pizza parlors and video arcades. Players can click on buildings and see surprise animations or use the "cut away" feature to see what is happening inside.
Widget Workshop allows children to construct inventions on the computer screen with hundreds of fun, animated objects that can be connected together.

Platforms. Maxis is committed to offering products for the most popular PC hardware platforms. The Company was one of the first software developers to introduce entertainment products for Windows 95, Windows and PowerPC-based computers and believes this strategy was important in establishing Maxis as one of the leading publishers of entertainment software for these platforms. Maxis is currently focusing its product development efforts on CD-ROM products for Windows 95 and Windows. Maxis has also introduced titles for both the Sega and Sony 32-bit game consoles.

The following table sets forth the percentage of the Company's net revenues by platform and media:

Platform                      Fiscal 1996   Fiscal 1995   Fiscal 1994
- --------                      -----------   -----------   -----------
Windows & Windows 95             55%           44%           16%
DOS                              18            33            55
Macintosh                        13            22            24
Hybrid                           11            --            --
Other                             3             1             5


Media                         Fiscal 1996   Fiscal 1995   Fiscal 1994
- -----                         -----------   -----------   -----------
CD-ROM                           75%           30%            2%
Floppy Disk                      22            69            93
Other                             3             1             5

Distribution

Maxis believes its distribution capability is a key competitive factor. Maxis currently sells its software products, including affiliate partner products, through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores, office
supply stores and mail order companies.   In addition, Maxis is seeking to
expand its sales through mass merchants, toy retail chains, book resellers and educational dealers and directly to end users. The Company maintains relationships with distributors such as Ingram Micro, TechData and Merisel. Maxis also maintains direct relationships with major retailers, including Best Buy, Egghead, NeoStar and Electronics Boutique. For fiscal 1996 distributors and retailers represented approximately 53% and 35% of the Company's net revenues, respectively. In the same period, Ingram Micro, Best Buy and Tech Data accounted for approximately 12%, 11% and 10% of net revenues, respectively. For fiscal 1995 distributors and retailers represented approximately 49% and 31% of the Company's net revenues, respectively. In the same period, Ingram Micro accounted for approximately 19% of the Company's net revenues.

The strength of Maxis' current distribution has attracted other developers to join its affiliate partner program. Affiliate partner products are generally distributed by Maxis under the name of the affiliate partner who is responsible for the manufacturing, marketing and customer support of its products. Sales of affiliate partner products during fiscal 1996 and 1995 accounted for approximately 10% and 11% of the Company's net revenues, respectively. The affiliate partner program allows affiliate partners to benefit from the Company's distribution arrangements, increases the Company's distribution power and adds a new source of revenue without utilizing internal product development resources. The Company's agreements with its affiliate partners give the Company distribution rights in either designated areas, usually on a geographic basis by country, or worldwide. Maxis is not typically required to make full payment to the affiliate partner for products until the products are sold. Affiliate partner agreements are generally terminable by either party upon six months' notice after the first six months that the agreement has been in place. Because affiliate partner agreements may be terminated by the affiliate partner, there can be no assurance that the Company will retain any rights to publish or distribute any particular affiliate partner product.

International sales represented approximately 20%, 15% and 10% of the Company's
net revenues during fiscal 1996, 1995 and 1994, respectively.   See Note 12 of
the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders, filed with the Securitites and Exchange Commission as
Exhibit 13.1 hereto. Maxis sells its products internationally through a combination of distribution and licensing arrangements. Maxis' London, England office supports distributors in the United Kingdom, Germany, France and certain other European countries and has recently begun direct sales to selected retailers in the United Kingdom. Maxis licenses its products through foreign distributors in other European countries and Asia. Generally, the licensee is responsible for product localization and provides all sales, marketing and customer support. Maxis receives a royalty on its licensed sales. The major localized versions of the Company's products include German, Japanese, French, Spanish, Chinese, Korean and Italian.

Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support to allow the Company to meet its revenue target.

Marketing and Sales

As of March 31, 1996, the Company's marketing and sales staff included 74 full-time employees in ten offices located in California, Colorado, Texas, Massachusetts, New Hampshire, North Carolina, Illinois, Maryland, London, England and Tokyo, Japan. The Company expects to increase its marketing and sales staff in fiscal 1997 to provide greater penetration into the retail market and increased marketing support for its products. The Company uses independent sales representative organizations to assist in the sales of software products for game consoles, as well as the sale of software products to emerging distribution channels.

The Company believes that marketing to both its distribution channels and to the end user is critically important to the success of its products and franchise as a whole. The Company employs a wide range of sophisticated consumer marketing techniques including in-store promotions, direct mailings of catalogs and brochures, advertising in computer and general consumer publications, mailing of newsletters to target audiences and on-line marketing to promote sales of its products. The Company has also utilized high impact and consistent packaging across its Sim and other product lines in order to facilitate consumer recognition and build a brand name. Maxis also maintains a 750,000-name database for use in communicating product information and promoting product sales. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle. A major focus for Maxis in fiscal 1997 will be to expand its existing on-line marketing efforts to provide additional customer support for its products and to promote its product line to new users.

Product Development and Technology

As of March 31, 1996, the Company's research and development staff consisted of 95 full-time employees in California, Utah and Texas. The Company believes that the extensive experience of its product development team has been an important competitive factor. Maxis intends to maintain and enhance its technological capabilities in order to continue to develop innovative products and to exercise substantial control over its product offerings. To date, the majority of Maxis' revenues have come from internally developed products. Maxis has established a library of internally developed proprietary techniques and continually investigates leading edge technologies from academia and private industry to create innovative and distinctive products that are difficult for competitors to imitate.

The Company's library of proprietary tools and techniques falls into two major categories, simulation and display/animation. The Company's simulation tools model realistic environments by combining complex mathematical calculations with large behavioral databases in a real-time fashion. These techniques include databases that are manipulated by complex matrix math techniques, such as cellular automata and artificial life/genetic algorithms. The Company's display and animation tools present simulated environments in a simple and intuitive manner. The Company is currently developing products that are expected to utilize new 3-D polygon manipulation and texture mapping algorithms to achieve a first person "3-D Point of View" environment.

Maxis is also developing techniques that will expand the user's ability to interact with the Company's products. These technologies will allow users to further explore the environments they create, link environments from different Maxis products and enable its products to be used by one or more players on local and wide area networks.

Maxis believes that its development efforts for the 32-bit PC environment will facilitate the development of products for the 32/64-bit game console market. These consoles are being developed by leading hardware companies such as Sony, Sega and Nintendo. Maxis believes that the operation of its sophisticated and complex software on game consoles will be enhanced by the significant improvements over the previous 16-bit game consoles in CPU speeds, hardware-specific graphic accelerators and sound and memory capabilities.

The Company uses a combination of in-house and third-party designers, artists and programmers to develop its products. Maxis' strategy is to develop its core products internally and to utilize third-party developers to create conversions of these products for other platforms. However, in certain cases, Maxis also uses third-party developers to expand its ability to introduce creative and innovative products. When working with third-parties, Maxis seeks to obtain full ownership of marketing and product development rights to all of the materials produced. All products must undergo extensive editing, testing and, if necessary, further development prior to release in order to reduce the likelihood of product defects.

Entertainment products generally experience declining sales after market introduction. The Company's continued success depends on the timely introduction of successful new products to replace declining revenues from older products. The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are addressed. In the past, the Company has experienced significant delays in the introduction of certain new products and the Company anticipates that there will be similar delays in developing and introducing new products in the future.

The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must make a substantial development investment one to two years in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and Maxis may not recover its development and marketing investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenue growth may also be adversely affected. For example, there are multiple, competing and incompatible formats being introduced in the market for 32/64-bit game consoles, including the 3DO Multiplayer, Atari Jaguar, Sega Saturn, Sony Playstation and Nintendo
64. The Company has developed game console products only for the Sega Saturn and Sony Playstation. There can be no assurance that the Company has chosen, or in the future will choose, to support the platforms that will ultimately be successful.

In fiscal 1996, 1995 and 1994, the Company's research and development expenses were approximately $8.4 million, $6.0 million and $3.3 million, or 15.2%, 15.7% and 14.1% of net revenues, respectively (excluding a one-time charge related to the Cinematronics acquisition in fiscal 1996). The Company is continuing to devote a majority of its research and development resources to the entertainment category. The Company believes that research and development expenses will increase in absolute dollars and could increase as a percentage of net revenues in fiscal 1997.

Competition

The market for the Company's consumer software products is intensely and increasingly competitive. Maxis believes that the principal competitive factors in the consumer software industry include quality and originality of products, price, brand name recognition, marketing capabilities, access to distribution channels, ease of use and quality of support services. The Company believes that it competes favorably with respect to each of these factors.

The Company competes primarily against other companies offering consumer software in the entertainment and learning categories. Existing consumer software companies may broaden their product lines or increase their focus to compete more directly with the Company's products, and potential new competitors, including computer hardware or software manufacturers, diversified media companies and book publishing companies, may enter the consumer software market. The competition for retail shelf space is also likely to increase due to the proliferation of consumer software products. Many of the Company's competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. There can be no assurance that the Company will respond effectively to market or technological changes or compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fall, which may adversely affect the Company's business, operating results and financial condition.

Intellectual Property and Other Proprietary Rights

The Company holds copyrights on many of its products, manuals, advertising and other materials and maintains trademark rights in the Company name, the Maxis and Sim logos, and the names of products published by Maxis. The Company does not hold any patents currently, but has three patent applications pending. Maxis has licensed products to other entities for certain geographic areas or particular computer platforms and receives royalties on such licenses. The Company also pays royalties on certain licensed products which it publishes but which were created by third-parties.

The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Sim prefix featured in the Company's principal product franchise is not a registered trademark although the Company intends to protect its goodwill in the name vigorously. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third-parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third-parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate.

Although the Company is not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, patent, trademark and other intellectual property rights involving computer software companies and the Company has in the past made payments to settle litigation. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries, and software developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

Production

For each published product, the Company prepares master software disks, camera-ready and electronic user manuals and collateral materials. The Company's disk duplication, packaging, printing of manuals, manufacture of related materials, warehousing, assembly and shipping are performed by outside vendors. In addition, Maxis offers certain of these services to its affiliate partners.

Employees

As of March 31, 1996, the Company employed 210 people on a full-time basis, including 95 in research and development, 74 in sales and marketing, 11 in manufacturing and shipping and 30 in finance and administration. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with employees are good.

Risk factors affecting future earnings and stock price

Sections of this Report, particularly the third and fifth paragraphs on page 4, the seventh paragraph on page 5, the first paragraph on page 6, the second, third, fourth, fifth and sixth paragraphs on page 7, the fifth paragraph on page 8 and the third and fifth paragraphs on this page, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report.

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers and order cancellations.

The Company's operating results may also fluctuate significantly due to changes in product plans or delays in shipment. For example, in April 1996, the Company decided to reevaluate The Mindwarp, an action game it had planned to ship during fiscal 1997. The Company is assessing the product's design and game play.
There can be no assurance that The Mindwarp will be released during fiscal 1997 or that the product will ever be commercially released. Furthermore, even if The Mindwarp is released, there can be no assurance that it will contribute revenues to the Company sufficient to recoup the development and marketing costs incurred. Such risks apply to all of the Company's products under development.

The consumer software business is highly seasonal. Net revenues are typically significantly higher during the third fiscal quarter, due primarily to the increased demand for consumer software during the calendar year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. The Company expects its net revenues and operating results to continue to reflect significant seasonality and further expects the first quarter, and possibly the second quarter, of fiscal 1997 to result in losses due to the delay or possible cancellation of The Mindwarp, seasonality and increased operating expenses. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, to obtain licenses to intellectual properties from third parties before products incorporating such properties have been introduced or achieved market acceptance.

Products are generally shipped as orders are received, and accordingly the Company operates with little backlog. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective products may result in higher customer support costs and product returns.

The Company's gross profit is affected by the mix of sales among products that are developed or licensed by Maxis and affiliate partner products that are developed by third parties and distributed by the Company. Gross profit and operating expenses are significantly lower on affiliate partner products because the Company's services are generally limited to sales, distribution and related functions. Effective April 1, 1996, the Company changed the offered terms of its affiliate partner program granting, among other things, a greater share of receipts on affiliate sales to affiliate partners. There can be no assurance that the Company's current share of receipts on affiliate sales for distribution services or the current mix of affiliate partner sales will be sustained.

The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. The Company's common stock, the stock market as a whole and many technology companies have recently been trading at or near historic highs and reflect price/earning ratios above historic norms. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that has often been unrelated or disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of the Company's common stock. There can be no assurance that the Company's stock price will remain at or near its current level.


Item 2.  PROPERTIES

The Company's principal office is located in approximately 38,500 square feet of space in Walnut Creek, California. This facility is leased through November 2002. The Company also has small development facilities in Salt Lake City, Utah, San Mateo, California and Austin, Texas and marketing and sales offices in London, England and Tokyo, Japan. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

                               Executive Officers
The executive officers of the Company are as follows:


Name                         Age  Position
- ----                         ---  --------
Jeffrey B. Braun              40  Chief Executive Officer and Chairman of
                                  the Board of Directors
Samuel L. Poole               48  President and Director
Robert R. Derber              39  Vice President and General Counsel
Valentine Garcia              50  Vice President, Operations
Fred M. Gerson                45  Vice President and Chief Financial Officer
Deborah L. Gross              44  Vice President, Human Resources
Robin D. Harper               44  Vice President, Marketing
Douglas B. Litke              46  Vice President, Business Development
Joseph M. Scirica             50  Vice President, Product Development
M. Ileana Seander             39  Vice President, Sales

There are no family relationships among the directors or executive officers of the Company.

Jeffrey B. Braun, a co-founder of the Company, has served as Chief Executive Officer since November 1993. From 1987 to November 1993, Mr. Braun served as President of Maxis and, from September 1990 to the present, as Chairman of the Board. Mr. Braun has over 13 years of experience in the software industry.

Samuel L. Poole has served as President of the Company since November 1993 and as a Director since April 1994. Mr. Poole joined the Company in August 1992 as Vice President, Sales. From January 1991 to August 1992, he was employed by Disney Software, Inc. as Director of Sales. From January 1989 to January 1991, Mr. Poole was employed at Cinemaware Corporation, a software publisher, as Vice President of Marketing and Sales. From 1984 to 1989, he served as President of IntelliCreations, Inc., a software publisher. Mr. Poole holds an M.B.A. degree from Kent State University and a B.A. degree from Thiel College.

Robert R. Derber joined the Company as Vice President and General Counsel on a full-time basis in April 1992. From 1987 to April 1992, Mr. Derber maintained a private law practice and served as the Company's outside general counsel. Mr. Derber holds a B.A. degree from the University of California at Santa Cruz, J.D. and M.B.A. degrees from Santa Clara University and an L.L.M. in Taxation from Golden Gate University. Mr. Derber is also a Certified Public Accountant.

Valentine Garcia joined the Company in August 1992 as Manager of Manufacturing and was promoted to Director of Operations in October 1995. From November 1990 to August 1992, Mr. Garcia was Manager of Engineering and Quality for Mindscape, a software company, (formerly The Software Toolworks) and has managed procurement, contracts and operations for several other organizations, including Unisys Corporation, a computer company, and Xerox Magnetics, a computer peripheral company. Mr. Garcia received his B.S. in Engineering from the University of Santa Clara.

Fred M. Gerson joined the Company as Vice President and Chief Financial Officer in November 1994. Mr. Gerson served as Vice President and Chief Financial Officer at Farallon Computing, Inc., a networking company, from November 1992 to November 1994, and at TCSI Corporation, a software company, from February 1992 to November 1992. He also served as Vice President and Chief Financial Officer at Structural Research and Analysis Corporation, a design automation software company, from April 1991 to February 1992 and at Peter Norton Computing, Inc., a software utilities company (now part of Symantec Corporation), from June 1989 to April 1991. Mr. Gerson is a Certified Public Accountant and holds an M.B.A. degree from New York University and a B.A. degree from Brooklyn College.

Deborah L. Gross has served as Vice President, Human Resources of the Company since December 1993 and from June 1990 until December 1993 she served as Director, Human Resources. Ms. Gross joined the Company in January 1990 as Accounting Manager. From 1980 to 1990, Ms. Gross held various positions at The Western Union Telegraph Company and Atlantis, a freight brokerage company. Ms. Gross holds a B.A. degree from St. Mary's College.

Robin D. Harper joined the Company as Vice President, Marketing in March 1991. From 1979 to February 1991, she was employed by Foote, Cone and Belding Communications, an advertising agency, most recently as Vice President,
Management Supervisor.   She holds an M.B.A. degree from the University of
Chicago and a B.A. degree from Lawrence University.

Douglas B. Litke joined the Company as Vice President, Business Development in March 1994. From 1989 to February 1994, he was employed by MicroProse Software, Inc., a software publisher, most recently as Vice President of Sales. From 1984 to 1989, Mr. Litke held various positions at IntelliCreations, Inc. and Firebird Licensees, Inc., both software publishers. He holds a B.A. degree from the University of California at Berkeley.

Joseph M. Scirica joined the Company as Vice President, Product Development in August 1990. From 1985 to July 1990, he held various positions at DEST Corporation, an optical character reader company, Sphere, Inc., a consumer software publisher, Semiconductor Test Solutions, a semiconductor test equipment manufacturer, and Sentry Schlumberger, a semiconductor test equipment manufacturer. He holds a B.S. degree from California State University, Fullerton.

M. Ileana Seander has served as Vice President, Sales of the Company since June 1994. From December 1992 until June 1994, she held various sales positions at
the Company, most recently as National Sales Director.   From October 1991 to
December 1992, Ms. Seander was the Eastern Regional Manager for Disney Software, Inc. From October 1990 to October 1991, Ms. Seander was employed by Computers etc. Superstore as General Manager. From 1986 to 1990, she held various
positions at IntelliCreations, Inc. and Broderbund Software, Inc.   Ms. Seander
holds a B.S. degree from Salve Regina College.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the inside back cover of the Company's 1996 Annual Report to Stockholders.


Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 14 of the Company's 1996 Annual Report to Stockholders.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 15 through 18 of the Company's 1996 Annual Report to Stockholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages 19 through 28 of the Company's 1996 Annual Report to Stockholders.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this Report in accordance with the instructions to Form 10-K. The registrant will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, the Proxy Statement pursuant to Regulation 14A with respect to the 1996 Annual Meeting of Stockholders.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to persons who are executive officers of the Company is set forth under the caption "Executive Officers" in Part I of this Report. The section entitled "Election of Directors" appearing in the Company's Proxy Statement, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's Proxy Statement, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

The section entitled "Record Date and Principal Share Ownership" appearing in the Company's Proxy Statement, sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     The following documents are filed as a part of this Report:
     1.  Financial Statements. The following Consolidated Financial Statements
         --------------------
         of Maxis, Inc. and Report of Independent Auditors are incorporated by reference to pages 19 through 28 of the registrant's 1996 Annual Report to Stockholders:
           Consolidated Balance Sheets - March 31, 1996 and 1995
           Consolidated Statements of Income - Years Ended March 31, 1996, 1995
             and 1994
           Consolidated Statements of Stockholders' Equity  (Deficit) - Years
             Ended March 31, 1996, 1995 and 1994
           Consolidated Statements of Cash Flows - Years Ended March 31, 1996,
             1995 and 1994
           Notes to Consolidated Financial Statements
           Report of Independent Auditors

     2.  Financial Statement Schedules.  The following financial statement
         -----------------------------
         schedule of Maxis, Inc. for the fiscal years ended March 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxis, Inc. included in the registrant's 1996 Annual Report to Stockholders.

                          Schedules                          Page
                          ---------                          ----
            II   Valuation and Qualifying Accounts........    18


         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits

         Exhibit
         --------
         Number    Description of Document
         --------  -----------------------
         3.1       Certificate of Incorporation of the Company, as amended. (1)
         3.2       Bylaws of the Company. (1)
         4.1       Form of the Company's Common Stock Certificate. (1)
         4.2       Shareholders' Rights Agreement dated June 2, 1992 among the Company, the investors and the founders named therein. (1)
         4.3       Amendment dated March 31, 1995 to the Shareholders' Rights
                   Agreement. (1)
        10.1       Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. (1)
        10.2       1993 Stock Option Plan and related agreements. (1)
        10.3       1995 Stock Plan and related agreements. (1)
        10.4       1995 Employee Stock Purchase Plan and related agreements. (1)
        10.5       Form of Common Stock Purchase Agreement dated May 1992 between the
                   Company and certain executive officers. (1)
        10.6       Form of Promissory Note executed by certain directors and executive officers. (1)
        10.7       Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
                   SimCity for the Macintosh. (1)
        10.8       Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
                   SimEarth for the Macintosh. (1)
        10.9       Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
                   SimAnt for the Macintosh. (1)
       10.10       Employment Agreement dated June 1, 1992 as amended July 26, 1994, between the Company and Jeffrey B. Braun. (1)
       10.11       Employment Agreement dated June 1, 1992 as amended July 26, 1994, between the Company and William R. Wright. (1)
       10.12       Lease dated June 2, 1995 by and between C-C California Plaza
                   Partnership, a California General Partnership (Lessor), and Company
                   (Lessee), regarding office space located at 2121 North California
                   Boulevard, Walnut Creek, California. (2)
       10.13       Loan Agreement dated September 1, 1995, between Maxis, Inc.
                   (Borrower) and Union Bank (Lender). (3)
       10.14       Form of Option Acceleration Agreement signed by certain optionees. (4)
        11.1       Statement of Computation of Earnings per Share.
        13.1       Annual Report to Stockholders for the year ended March 31, 1996. Such
                   Annual Report, except for those portions that are expressly incorporated herein by reference, is furnished for the information of the Securities and Exchange Commission and is not deemed as filed as a part of the Form 10-K.
        21.1       Subsidiaries of the Company.

         Exhibit
         --------
         Number    Description of Document
         --------  ---------------------------
         23.1      Consent of Independent Auditors.
         24.1      Power of Attorney (included on signature page).
         27.1      Financial Data Schedule.
         ---------------------------

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-89210), as amended, declared effective on May 24, 1995.

     (2) Incorporated by reference to the Company's Reports on Form 10-Q for the quarter ended June 30, 1995.

     (3) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

     (4) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

(c) Exhibits
    See item 14 (a) 3 above.

(d) Financial Statement Schedules
    See item 14 (a) 2 above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, the City of Walnut Creek, State of California, on this 20th day of June, 1996.

                              MAXIS, INC.

                              By:  /s/  Jeffrey B. Braun
                                   ----------------------------------
                                   Jeffrey B. Braun, Chief Executive
                                   Officer and Chairman of the Board

                                POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel L. Poole and Fred M. Gerson and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                Date
- ---------                     -----                                ----
/s/ Jeffrey B. Braun          Chief Executive Officer (Principal   June 20, 1996
- ---------------------------   Executive Officer) and Chairman
Jeffrey B. Braun              of the Board of Directors

/s/ Samuel L. Poole           President and Director               June 20, 1996
- ---------------------------
Samuel L. Poole

/s/ Fred M. Gerson           Vice President and Chief Financial    June 20, 1996
- ---------------------------  Officer (Principal Financial and
Fred M. Gerson               Accounting Officer)

/s/ Eric Dunn                Director                              June 20, 1996
- ---------------------------
Eric Dunn

/s/ Charles H. Gaylord       Director                              June 20, 1996
- ---------------------------
Charles H. Gaylord

/s/ William H. Janeway       Director                              June 20, 1996
- ---------------------------
William H. Janeway

/s/ Dr. Henry Kressel        Director                              June 20, 1996
- ---------------------------
Dr. Henry Kressel

/s/ Avram Miller             Director                              June 20, 1996
- ---------------------------
Avram Miller

/s/ William R. Wright        Director                              June 20, 1996
- ---------------------------
William R. Wright

                                                                     Schedule II

                                  MAXIS, INC.


                        VALUATION OF QUALIFYING ACCOUNTS

       Description

Allowance for product returns:

                                            Additions-
                             Beginning     provision for  Deductions-     Ending
  Year Ended                  Balance        returns        returns       Balance
  ----------                 ---------     -------------  -----------     -------
  March 31, 1994            $  720,000       $3,080,000   $(2,082,000)  $1,718,000
  March 31, 1995             1,718,000        6,047,000    (5,293,000)   2,472,000
  March 31, 1996             2,472,000        7,615,000    (5,044,000)   5,043,000

Allowance for doubtful accounts:

                                            Additions-    Deductions-
                             Beginning     provision for    returns       Ending
  Year Ended                  Balance        returns      written off     Balance
  ----------                 ---------     -------------  -----------     -------
  March 31, 1994              $ 19,000         $265,000    $       --     $284,000
  March 31, 1995               284,000          295,000      (140,000)     439,000
  March 31, 1996               439,000          379,000      (254,000)     564,000