Form 10-Q
period 1996-06-30
MAXIS INC
filed 1996-08-13
CIK 943583

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996

     [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 0-25832


            ------------------------------------------------------

                                  MAXIS, INC.
            (Exact name of registrant as specified in its charter)

            ------------------------------------------------------

             DELAWARE                                      94-3128369
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                      2121 NORTH CALIFORNIA BLVD., SUITE 600
                           WALNUT CREEK,  CA 94596-3572
                     (Address of principal executive offices)
                         TELEPHONE NUMBER (510) 933-5630

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No
      ---     ---

As of July 31, 1996 there were 11,137,822 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

                                  ____________

                                  MAXIS, INC.

                               TABLE OF CONTENTS


PART I.  Financial Information                                              Page
                                                                            ----

         Item 1.  Condensed Consolidated Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets
                   At June 30, 1996 and March 31, 1996.......................  3
                  Condensed Consolidated Statements of Operations
                   Three months ended June 30, 1996 and 1995.................  4
                  Condensed Consolidated Statements of Cash Flows
                   Three months ended June 30, 1996 and 1995.................  5
                  Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................  8

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.......................... 12

          Signature.......................................................... 13

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAXIS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


ASSETS                                          June 30, 1996    March 31, 1996
- ------                                          -------------    --------------
Current assets:
 Cash and cash equivalents....................        $13,144           $20,102
 Marketable securities........................         22,718            22,788
 Accounts receivable, less allowance for
  returns and doubtful accounts of
  $5,320 and $5,607...........................          6,795             6,991
 Inventories..................................          2,033             1,543
 Income taxes refundable......................          1,908               227
 Deferred income taxes........................          2,808             2,808
 Other current assets.........................          1,095               872
                                                      -------           -------
Total current assets..........................         50,501            55,331
Furniture and equipment, net..................          4,035             3,243
Deferred income taxes.........................          2,023             2,023
Long-term marketable securities...............          7,185             6,119
Other assets..................................            703               584
                                                      -------           -------
                                                      $64,447           $67,300
                                                      =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Accounts payable.............................        $ 1,139           $ 1,607
 Payable to affiliate partners................            605               631
 Royalties payable............................            945             1,373
 Accrued compensation.........................          1,498             1,685
 Accrued advertising..........................          1,662             1,538
 Other accrued liabilities....................          1,344             2,585
 Accrued rent.................................            614               647
                                                      -------           -------
Total current liabilities.....................          7,807            10,066
                                                      -------           -------
Commitments
Stockholders' equity:
 Common stock, $.0001 par value; authorized
  shares, 40,000,000; issued and outstanding,
  11,069,322 and 10,989,906...................         51,286            50,514
 Notes receivable from stockholders...........           (261)             (269)
 Retained earnings............................          5,712             7,128
 Deferred compensation........................            (97)             (139)
                                                      -------           -------
Total stockholders' equity....................         56,640            57,234
                                                      -------           -------
                                                      $64,447           $67,300
                                                      =======           =======

                            See accompanying notes.

                                  MAXIS, INC.
                                  ===========

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                Three months ended
                                                     June 30
                                                ------------------

                                                   1996       1995
                                                -------    -------
Net revenues.................................   $ 8,108    $11,332
  Cost of revenues...........................     2,980      3,590
                                                -------    -------
Gross profit.................................     5,128      7,742
                                                -------    -------
Operating expenses:
  Research and development...................     2,785      1,797
  Sales and marketing........................     3,621      2,904
  General and administrative.................     1,460      1,440
                                                -------    -------
Total operating expenses.....................     7,866      6,141
                                                -------    -------
Income (loss) from operations................    (2,738)     1,601
Interest income..............................       434        195
                                                -------    -------
Income (loss) from operations before taxes...    (2,304)     1,796
Provision (benefit) for income taxes.........      (888)       664
                                                -------    -------
Net income (loss)............................    (1,416)     1,132
                                                -------    -------
Net income (loss) per share..................     $(.13)      $.12
                                                =======    =======
Shares used in per share calculations........    11,031      9,798
                                                =======    =======

                            See accompanying notes.

                                  MAXIS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Three months ended
                                                                 June 30
                                                           --------------------
                                                              1996       1995
                                                              ----       ----
OPERATING ACTIVITIES
- --------------------
Net income (loss).......................................   $  (1,416)   $ 1,132
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Provision for returns and doubtful accounts..........        (287)       629
   Depreciation.........................................         285        192
   Deferred income taxes................................          --       (696)
   Amortization of deferred compensation................          42        127
   Changes in operating assets and liabilities..........      (4,289)       505
                                                           ---------    -------
 Net cash (used in) provided by operating activities....      (5,665)     1,889

INVESTING ACTIVITIES
Purchases of held-to-maturity securities................      (2,066)        --
Maturities of held-to-maturity securities...............       1,000         --
Sales of available-for-sale  securities.................          --        980
Additions to fixed assets, net..........................      (1,077)      (247)
Other...................................................          70         46
                                                           ---------    -------
 Net cash (used in) provided by investing activities....      (2,073)       779
                                                           ---------    -------
FINANCING ACTIVITIES
Proceeds from exercise of stock options.................          84         --
Net proceeds from issuance of common stock..............          --     35,493
Tax benefit from exercise of stock options..............         696         --
Repayment of notes receivable from stockholders.........          --         18
Repurchase of common stock..............................          --         (3)
                                                           ---------    -------
 Net cash provided by financing activities..............         780     35,508
                                                           ---------    -------
Net (decrease) increase  in cash and cash equivalents...      (6,958)    38,176
Cash and cash equivalents at beginning of period........      20,102      2,610
                                                           ---------    -------
Cash and cash equivalents at end of period..............   $  13,144    $40,786
                                                           =========    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 Accretion of preferred stock...........................   $      --    $    87
                                                           =========    =======
 Conversion of preferred stock to common stock..........   $      --    $11,450
                                                           =========    =======
 Forgiveness of note receivable from stockholder........   $      (8)   $    --
                                                           =========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income tax payments....................................   $      97    $   329
                                                           =========    =======

                            See accompanying notes.

                                  MAXIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
   ---------------------

  The condensed consolidated financial statements for the three months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in Maxis' Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results for the entire year.

  Per share data

  Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common shares outstanding includes weighted average common equivalent shares as if all shares of preferred stock were converted into common stock on their respective dates of issuance. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock (using the treasury stock method) granted by the Company during the 12 months immediately preceding the initial public offering date have been included in the calculation of weighted average number of common shares outstanding as if the underlying shares were outstanding during the quarter ended June 30, 1995.

2. Issuance of Common Stock
   ------------------------

  On June 1, 1995, the Company consummated an initial public offering of 3,450,000 shares of common stock which raised approximately $35.5 million, net of expenses. Of the 3,450,000 shares of common stock, 2,450,000 shares were sold by the Company and 1,000,000 shares were sold by selling stockholders. Immediately prior to the offering, all outstanding shares of preferred stock were converted into 2,093,750 shares of common stock.

3. Marketable Securities
   ---------------------

  At June 30, 1996, the Company's held-to-maturity and available-for-sale debt securities consist of the following (in thousands):

                                               Held-to-maturity securities
                                     -------------------------------------------
                                                  Gross       Gross    Estimated
                                               unrealized  unrealized    fair
                                      Cost        gains       losses     value
                                     -------   ----------   ---------   -------
Municipal bonds....................  $22,902   $      254   $      --   $23,156
                                     -------   ----------   ---------   -------
Municipal notes....................    2,001           23          --     2,024
                                     -------   ----------   ---------   -------
                                     $24,903   $      277   $      --   $25,180
                                     =======   ==========   =========   =======

                                           Available-for-sale securities
                                     -------------------------------------------
                                                  Gross       Gross    Estimated
                                               unrealized   unrealized    fair
                                      Cost        gains       losses     value
                                     -------   ----------   ---------   -------
U.S. corporate securities..........  $15,100   $        8   $      --   $15,108
Money market funds.................      329           --          --       329
                                     -------   ----------   ---------   -------
                                     $15,429   $        8   $      --   $15,437
                                     =======   ==========   =========   =======
Total..............................  $40,332   $      285   $      --   $40,617
                                     =======   ==========   =========   =======

                                  MAXIS, INC.
                                  ----------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


3. Marketable Securities - (continued)
   -----------------------------------

  Such debt and equity securities have been recorded as cash and cash equivalents ($10,429,000), short-term marketable securities ($22,718,000), and long-term marketable securities ($7,185,000). The contractual maturities of held-to-maturity and available-for-sale debt securities at June 30, 1996 are all two years or less. Realized gains and losses on sales of available-for-sale securities have not been material.


4. Inventories
   -----------

Inventories consist primarily of software media, manuals and related packaging materials as follows (in thousands):

                                               June 30   March 31
                                                 1996      1996
                                               -------   --------
Raw materials and work in process...            $  686     $  356
Finished goods......................             1,347      1,187
                                                ------     ------
                                               $ 2,033     $1,543
                                               =======     ======

                                  MAXIS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The operating results for any quarter are not necessarily indicative of results for any future period.


  Overview

  Maxis was founded in 1987 to develop software for the consumer entertainment market. In North America, Maxis currently sells its software products, including affiliate partner products, through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements. Maxis' products are available for multiple platforms, including Windows, Windows 95, DOS and Macintosh. The Company has also adapted certain of its products for new platforms, including the Sega Saturn and Sony PlayStation.

  The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated:


                                                        Three months ended
                                                             June 30
                                                        ------------------
                                                          1996      1995
                                                          ----      ----

        Net revenues................................     100.0%   100.0%
            Cost of revenues........................      36.8     31.7
                                                        ------    -----
        Gross profit................................      63.2     68.3
                                                        ------    -----

        Operating expenses:
            Research and development................      34.3     15.8
            Sales and marketing.....................      44.7     25.6
            General and administrative..............      18.0     12.7
                                                        ------    -----
        Total operating expenses....................      97.0     54.1
                                                        ------    -----

        Income (loss) from operations...............     (33.8)    14.2
        Interest income.............................       5.4      1.7
                                                        ------    -----
        Income (loss) from operations before taxes..     (28.4)    15.9
        Provision (benefit) for income taxes........     (10.9)     5.9
                                                        ------    -----
        Income (loss) from continuing operations....     (17.5)%   10.0%
                                                        ======    =====


                                  MAXIS, INC.


  Net Revenues

  The Company's net revenues were $8,108,000 in the first quarter of fiscal 1997, a decrease of 28.5% from net revenues of $11,332,000 in the first quarter of fiscal 1996. The lower revenues in fiscal 1997 were due to several factors. The Company experienced lower revenues from SimCity 2000 on the PC format, a product originally released for DOS in October 1993. The declining sales of SimCity 2000 for PCs was partially, but not completely, offset by sales of SimCity 2000 for game consoles, specifically the Sega Saturn and the Sony Playstation. During the first quarter of fiscal 1997, the Company's product introductions included SimCity 2000 for the Sony Playstation, SimCity 2000 Network Edition and SimIsle for Windows and Macintosh. These products shipped late in the quarter and, therefore, the Company received no reorders during the period. Furthermore, in April 1995, the Company released SimTower for Windows which was the Company's best-selling new release during the first quarter of fiscal 1996. This contributed to higher revenues in the first quarter of fiscal 1996 as compared to the same period in fiscal 1997.

  CD-ROM (vs. floppy disk) products in first quarter of fiscal 1997 accounted for 76% of the Company's revenues, compared with 72% in the same quarter last year.

  Cost of Revenues

  Cost of revenues includes all costs of media, manuals, duplication, packaging materials, assembly and freight. In addition, royalties are included in cost of revenues. Gross profit as a percentage of net revenues was 63.2% in the first quarter of fiscal 1997, a decrease from 68.3% in the first quarter of fiscal 1996. The decrease in gross profit is due primarily to a higher percentage of net revenues from affiliate partners during the first quarter of fiscal 1997. Sales of affiliate products represented 16% of net revenues in the first quarter of fiscal 1997 as compared to 5% in the same quarter last year. Gross profit for affiliate products is lower than gross profit for Maxis-published products because the Company's services for its affiliate partners are generally limited to sales and distribution and, in some cases, a manufacturing function. Also, cost of goods sold for game console products is generally higher than for PC-based Maxis products. Due primarily to the introduction of SimCity 2000 for the Sony Playstation, the percentage of revenues from game consoles was 15% during the first quarter of fiscal 1997. There were no revenues from products for game consoles in the same quarter last year. The Company expects that the gross profit percentage will continue to fluctuate on a quarterly basis.

  Research and Development

  Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts and to fund third-party software development costs. Third-party software development costs may include advance product development payments, which are expensed as paid. The Company increased research and development expenses 55.0% from $1,797,000 in the first quarter of fiscal 1996 to $2,785,000 in the first quarter of fiscal 1997. As a percentage of net revenues, research and development increased from 15.8% for the first quarter of fiscal 1996 to 34.3% for the first quarter of fiscal 1997. The increase in research and development expenses was due primarily to hiring additional employees and the associated salaries, benefits and facilities costs. In addition, ongoing development costs related to Cinematronics were included in the Company's results of operations for the entire first quarter of fiscal 1997. There were no such costs in the same period last year because the Company acquired Cinematronics in March 1996.
  The Company believes that significant investment in research and development is required to remain competitive and intends to continue to increase its investment in this area. Therefore, the Company expects research and development expenses to increase in absolute dollars.

                                  MAXIS, INC.


  Sales and Marketing

  The Company increased its sales and marketing expenses, which include customer support services, from $2,904,000 in the first quarter of fiscal 1996 to $3,621,000 in the first quarter of fiscal 1997. As a percentage of net revenues, sales and marketing expenses increased from 25.6% in the first quarter of fiscal 1996 to 44.7% in the first quarter of fiscal 1997. The increase in sales and marketing expenses is due to expansion of the Company's sales and marketing organizations, both in the United States and Europe.
  Also, during the first quarter of fiscal 1997, the Company opened a sales, marketing and development office in Tokyo, Japan. There were no comparable costs during the same quarter last year. In addition, the Company increased expenditures for advertising, trade shows and marketing programs with customers.

  The Company believes that competition for retail shelf space has significantly increased over the prior year, due in part to an overall increase in the number of new products. The Company expects to continue aggressive marketing and sales programs in order to continue to distinguish Maxis and its products in the marketplace. Therefore, the Company expects marketing and sales expenses to increase in absolute dollars.

  General and Administrative

  General and administrative expenses, in absolute dollars, remained relatively constant from the first quarter of fiscal 1997 compared to the same period last year. Due to lower revenues in the first quarter of fiscal 1997, general and administrative expenses as a percentage of revenues increased from 12.7% in the first quarter of fiscal 1996 to 18.0% in the first quarter of fiscal 1997.

  Interest income

  Interest income as a percentage of net revenues increased to 5.4% for the first quarter of fiscal 1997 from 1.7% for same quarter last year due to higher invested cash balances resulting from the proceeds of the Company's issuance of Common Stock in its initial public offering in June 1995 and due to lower revenues in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.

  Liquidity and Capital Resources

  As of June 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of approximately $35.9 million and an available bank line of credit in the amount of $1,000,000, which the Company has not used to date. The line of credit expires on August 30, 1996. The Company also has longer-term investments totaling approximately $7.2 million. The Company's cash, short-term investments and unused bank line of credit are available to meet seasonal working capital requirements. The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. The Company's operating activities used cash of $5,665,000 and provided cash of $1,889,000 in the first quarters of fiscal 1997 and 1996, respectively.

  From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the business of Maxis. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity.

                                  MAXIS, INC.

  The Company believes that existing working capital and cash from operations will satisfy the Company's liquidity and capital requirements for at least the next year.

  Risk Factors Affecting Future Earnings and Stock Price

  Sections of this Report, particularly the third and fourth paragraphs on page 9, the second paragraph on page 10 and the statements under Liquidity and Capital Resources contain forward-looking statements within the meaning of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this Report.

  The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, seasonality, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company or its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers and order cancellations.

  The Company's operating results may also fluctuate significantly due to changes in product plans or delays in completing and shipping products. For example, in April 1996, the Company decided to reevaluate The Mindwarp, an action game it had planned to ship during fiscal 1997. In July 1996, the Company completed its re-evaluation and decided to discontinue the development of The Mindwarp. In connection with this decision, the Company decided to close its Utah development office. Such risks apply to all of the Company's products under development.

  The consumer software business is highly seasonal. Net revenues are typically significantly higher during the third fiscal quarter, due primarily to the increased demand for consumer software during the calendar year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. The Company expects its net revenues and operating results to continue to reflect significant seasonality and further expects the second quarter of fiscal 1997 to result in losses due to increased operating expenses, weakness in the retail market for consumer entertainment software products, seasonality, and the cancellation of The Mindwarp. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

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

                                   MAXIS, INC.

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

  The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. The stock market and many technology companies have recently been trading at or near historic highs and reflect price/earning ratios above historic norms. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that has often been disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of the Company's Common Stock. There can be no assurance that the Company's stock price will remain at or near its current level.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11.1  Statement of Computation of Earnings per Share

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  MAXIS, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                         MAXIS, INC.
                                         (Registrant)



Date:  August 13, 1996              By:  /s/ Fred M. Gerson
                                         ------------------
                                         Vice President,
                                         Chief Financial Officer

                                  MAXIS, INC.

                               INDEX TO EXHIBITS



  EXHIBIT                                                      SEQUENTIALLY
  NUMBER     DESCRIPTION OF EXHIBIT                            NUMBERED PAGE
  ------     ----------------------                            -------------

  11.1       Statement of Computation of Earnings per Share         15

  27.1       Financial Data Schedule                                16