Form 10-Q
period 1996-09-30
MAXIS INC
filed 1996-11-13
CIK 943583

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -------
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         _______
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-25832


           ______________________________________________________

                                 MAXIS, INC.
           (Exact name of registrant as specified in its charter)

           ______________________________________________________


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
      ------        ------

          As of October 31, 1996 there were 11,231,815 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

                                  ____________

                                  MAXIS, INC.

                              TABLE OF CONTENTS


PART I.  Financial Information                                             Page
                                                                           ----
  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
                At September 30, 1996 and March 31, 1996...................... 3
           Condensed Consolidated Statements of Operations
                Three and six months ended September  30, 1996 and 1995....... 4
           Condensed Consolidated Statements of Cash Flows
                Six months ended September  30, 1996 and 1995................. 5
           Notes to Condensed Consolidated Financial Statements............... 6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 8

PART II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders................13

  Item 6.  Exhibits and Reports on Form 8-K...................................14

  Signature...................................................................15

PART I.   FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAXIS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

ASSETS                                     September  30, 1996    March 31, 1996
------                                     -------------------    --------------
Current assets:
   Cash and cash equivalents                      $16,437           $20,102
   Marketable securities                           17,186            22,788
   Accounts receivable, less allowance
     for returns and doubtful accounts
     of $6,078 and $5,607                           5,482             6,991
   Inventories                                      1,854             1,543
   Income taxes refundable                          4,349               227
   Deferred income taxes                            2,808             2,808
   Other current assets                               826               872
                                                  -------           -------
Total current assets                               48,942            55,331
Furniture and equipment, net                        3,983             3,243
Deferred income taxes                               2,023             2,023
Long-term marketable securities                     7,692             6,119
Other assets                                          688               584
                                                  -------           -------
                                                  $63,328           $67,300
                                                  =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                $1,264           $ 1,607
   Payable to affiliate partners                      474               631
   Royalties payable                                  876             1,373
   Accrued compensation                             1,923             1,685
   Accrued advertising                              1,336             1,538
   Other accrued liabilities                        1,524             2,585
   Accrued rent                                       580               647
                                                  -------           -------
Total current liabilities                           7,977            10,066
                                                  -------           -------
Commitments
Stockholders' equity:
   Common stock, $.0001 par value; authorized
     shares, 40,000,000; issued and
     outstanding, 11,231,552 and 10,989,906        52,462            50,514
   Notes receivable from stockholders                (261)             (269)
   Retained earnings                                3,216             7,128
   Deferred compensation                              (66)             (139)
                                                  -------           -------
Total stockholders' equity                         55,351            57,234
                                                  -------           -------
                                                  $63,328           $67,300
                                                  =======           =======

                            See accompanying notes.

                                  MAXIS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                  Three months ended        Six months ended
                                                    September  30            September  30
                                                  ------------------        ----------------
                                                     1996      1995           1996      1995
                                                     ----      ----           ----      ----
Net revenues                                       $ 8,004    $11,779       $16,112    $23,111
    Cost of revenues                                 3,563      3,243         6,543      6,833
                                                   -------    -------       -------    -------
Gross profit                                         4,441      8,536         9,569     16,278
                                                   -------    -------       -------    -------
Operating expenses:
    Research and development                         3,091      2,159         5,876      3,956
    Sales and marketing                              3,586      2,866         7,207      5,770
    General and administrative                       2,197      1,168         3,657      2,608
                                                   -------    -------       -------    -------
Total operating expenses                             8,874      6,193        16,740     12,334
                                                   -------    -------       -------    -------
Income (loss) from operations                       (4,433)     2,343        (7,171)     3,944

Interest income                                        374        435           808        630
                                                   -------    -------       -------    -------
Income (loss) from operations before taxes          (4,059)     2,778        (6,363)     4,574
Provision (benefit) for income taxes                (1,563)     1,056        (2,451)     1,720
                                                   -------    -------       -------    -------
Net income (loss)                                  $(2,496)   $ 1,722       $(3,912)   $ 2,854
                                                   =======    =======       =======    =======

Net income (loss) per share                        $  (.22)   $   .15       $  (.35)   $   .27
                                                   =======    =======       =======    =======
Shares used in per share calculations               11,209     11,453        11,126     10,628
                                                   =======    =======       =======    =======



                            See accompanying notes.

                                  MAXIS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                      Six months ended
                                                                        September 30
                                                                    ---------------------
                                                                        1996      1995
                                                                        ----      ----
OPERATING ACTIVITIES
Net income (loss)                                                     $(3,912)   $ 2,854
Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
           Provision for returns and doubtful accounts                    471      1,445
           Depreciation                                                   696        384
           Deferred income taxes                                           --       (696)
           Amortization of deferred compensation                           73        223
           Changes in operating assets and liabilities                 (5,542)    (2,105)
                                                                    ---------    -------
           Net cash (used in) provided by operating activities         (8,214)     2,105
INVESTING ACTIVITIES
Purchases of held-to-maturity securities                              (11,356)    (7,038)
Maturities of held-to-maturity securities                              15,250      2,039
Sales of available-for-sale  securities                                    --      1,943
Additions to fixed assets, net                                         (1,436)    (1,279)
Other                                                                     135         75
                                                                    ---------    -------
           Net cash (used in) provided by investing activities          2,593     (4,260)
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                   201         --
Proceeds from issuance of ESPP stock                                      341         --
Net proceeds from issuance of common stock                                 --     35,493
Tax benefit from exercise of stock options                              1,421         --
Repayment of notes receivable from stockholders                            --         18
Repurchase of common stock                                                 (7)        (3)
Other                                                                      --         14
                                                                    ---------    -------
           Net cash provided by financing activities                    1,956     35,522
                                                                    ---------    -------
Net (decrease) increase  in cash and cash equivalents                  (3,665)    33,367
Cash and cash equivalents at beginning of period                       20,102      2,610
                                                                    ---------    -------
Cash and cash equivalents at end of period                            $16,437    $35,977
                                                                    =========    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
           Accretion of preferred stock                               $    --    $    87
                                                                    =========    =======
           Conversion of preferred stock to common stock              $    --    $11,450
                                                                    =========    =======
           Forgiveness of note receivable from stockholder            $    (8)   $    --
                                                                    =========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Income tax payments                                        $   250    $ 1,851
                                                                    =========    =======

                            See accompanying notes.

                                  MAXIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
   ---------------------

          The condensed consolidated financial statements for the three months and six months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in Maxis' Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results for the entire year.

   Per share data
   --------------

          Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common shares outstanding includes weighted average common equivalent shares as if all shares of preferred stock were converted into common stock on their respective dates of issuance. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock (using the treasury stock method) granted by the Company during the 12 months immediately preceding the initial public offering date have been included in the calculation of weighted average number of common shares outstanding as if the underlying shares were outstanding for all periods presented.

2. Issuance of Common Stock
   ------------------------

          On June 1, 1995, the Company consummated an initial public offering of 3,450,000 shares of common stock which raised approximately $35.5 million, net of expenses. Of the 3,450,000 shares of common stock, 2,450,000 shares were sold by the Company and 1,000,000 shares were sold by selling stockholders. Immediately prior to the offering, all outstanding shares of preferred stock were converted into 2,094,000 shares of common stock.

3. Marketable Securities
   ---------------------

          At September 30, 1996, the Company's held-to-maturity and available-for-sale debt securities consist of the following (in thousands):

                                                                 Held-to-maturity securities
                                                        ----------------------------------------------
                                                                      Gross       Gross      Estimated
                                                                   unrealized   unrealized     fair
                                                         Cost        gains        losses      value
                                                         ----       ----------   ---------   -------
Municipal bonds...................                        $20,876      $ 83      $   --      $20,959
Municipal notes...................                          2,003        45          --        2,048
                                                          -------      ----      ------      -------
                                                          $22,879      $128      $   --      $23,007
                                                          =======      ====      ======      =======


                                                                 Available-for-sale securities
                                                        ----------------------------------------------
                                                                      Gross       Gross      Estimated
                                                                   unrealized   unrealized     fair
                                                         Cost        gains       losses       value
                                                         ----       ----------   ---------   -------


U.S. corporate securities..........                       $12,600         $ 18   $    --     $12,618
Money market funds.................                         3,119           --        --       3,119
                                                          -------         ----   ---------   -------
                                                          $15,719         $ 18   $    --     $15,737
                                                          =======         ====   =========   =======
   Total...........................                       $38,598         $146   $    --     $38,744
                                                          =======         ====   =========   =======

                                  MAXIS, INC.

                                  (Unaudited)


3. Marketable Securities - (continued)
   -----------------------------------

          Such debt and equity securities have been recorded as cash and cash equivalents ($13,720,000), short-term marketable securities ($17,186,000), and long-term marketable securities ($7,692,000). The contractual maturities of held-to-maturity and available-for-sale debt securities at September 30, 1996 are all two years or less. Realized gains and losses on sales of available-for-sale securities have not been material.


4. Inventories
   -----------

          Inventories consist primarily of software media, manuals and related packaging materials as follows (in thousands):

                                                  September 30   March 31
                                                      1996         1996
                                                  ------------   --------
Raw materials and work in process                       $  700     $  356
Finished goods                                           1,154      1,187
                                                        ------     ------
                                                        $1,854     $1,543
                                                        ======     ======

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


           Overview
           --------

          Maxis was founded in 1987 to develop software for the consumer entertainment market. In North America, Maxis currently sells its software products, including affiliate partner products, through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements. Maxis' products are available for multiple platforms, including Windows, Windows 95, DOS and Macintosh. The Company also has adapted certain of its products for new game console platforms, including the Sega Saturn and the Sony PlayStation.

          The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated:

                                                    Three months ended              Six months ended
                                                      September 30                    September 30
                                                ------------------------         ---------------------
                                                1996              1995           1996           1995
                                                ----              ----           ----           ----
Net revenues                                    100.0%            100.0%         100.0%         100.0%
  Cost of revenues                               44.5              27.5           40.6           29.6
Gross profit                                     55.5              72.5           59.4           70.4
                                                -----              ----           ----           ----
Operating expenses:
  Research and development                       38.6              18.3           36.5           17.1
  Sales and marketing                            44.8              24.3           44.7           25.0
  General and administrative                     27.5              10.0           22.7           11.3
                                                -----              ----           ----           ----
Total operating expenses                        110.9              52.6          103.9           53.4
                                                -----              ----           ----           ----
Income (loss) from operations                   (55.4)             19.9          (44.5)          17.0
Interest income                                   4.7               3.7            5.0            2.7
                                                -----              ----           ----           ----
Income (loss) from operations before taxes      (50.7)             23.6           (39.5)         19.7
Provision (benefit) for income taxes            (19.5)              9.0           (15.2)          7.4
                                                -----              ----           ----           ----
Income (loss) from continuing operations        (31.2)%            14.6%          (24.3)%        12.3%
                                                =====              ====           =====          ====

                                  MAXIS, INC.


Net Revenues
------------

          The Company's net revenues decreased 32% from $11,779,000 in the second quarter of fiscal 1996 to $8,004,000 in the second quarter of fiscal 1997. Net revenues decreased 30.3% from $23,111,000 in the first half of fiscal 1996 to $16,112,000 in the first half of fiscal 1997. Although SimCity 2000 for
                                                                ------------
personal computers remained the Company's best-selling group of products, the Company experienced lower revenues from these products during the three- and six-month periods ended September 30, 1996. The lower sales of SimCity 2000 for
                                                                ------------
PCs were partially, but not completely, offset by sales of SimCity 2000 for game
                                                           ------------
consoles, specifically the Sony Playstation and the Sega Saturn.  SimCity 2000
                                                                  ------------
was released initially for the DOS format in October 1993. During the first half of fiscal 1997, the Company's best-selling products included SimCity 2000
                                                                  ------------
for PCs, SimCity 2000 for the Sony Playstation, and SimTown.  Also, the Company
         ------------                               -------
released SimTower for Windows in April 1995 and SimCity 2000 for Windows 95 in
         --------                               ------------
August 1995. Both of these products contributed to higher net revenues during the first half of fiscal 1996 as compared to the first half of fiscal 1997.

          CD-ROM (vs. floppy disk) products accounted for 73% of the Company's net revenues in each of the second quarters of fiscal 1996 and fiscal 1997. During the first half of fiscal 1997 CD-ROM products accounted for 74% of net revenues as compared to 72% of net revenues in the first half of fiscal 1996.


Cost of Revenues
----------------
          Cost of revenues includes all costs of media, manuals, duplication, packaging materials, assembly and freight. In addition, royalties are included in cost of revenues. Gross profit as a percentage of net revenues was 55.5% in the second quarter of fiscal 1997, a decrease from 72.5% in the second quarter of fiscal 1996. The gross profit percentage for the first half of fiscal 1997 decreased to 59.4% from 70.4% in the same period of fiscal 1996. The decrease in gross profit in fiscal 1997 was due to several factors. The Company derived a higher percentage of net revenues from affiliate partner products during the first half of fiscal 1997. Sales of affiliate products represented 16% and 9% of net revenues in the first and second quarters of fiscal 1997 as compared to 5% in each of the first two quarters of fiscal 1996. Gross profit for affiliate products is lower than gross profit for Maxis-published products because the Company's services for its affiliate partners generally are limited to sales and distribution and, in some cases, a manufacturing function. The Company also derived a higher percentage of net revenues from game console products, due primarily to sales of SimCity 2000 for the Sony Playstation during the first
                      ------------
half of fiscal 1997. The percentage of revenues from game consoles was 15% during the first half of fiscal 1997 and there were no revenues from products
for game consoles in the same period last fiscal year.   Cost of goods sold
generally is higher for game console products than for PC-based Maxis products. In addition, the Company experienced lower average selling prices because of an increase in the percentage of revenues from sales of the Company's lower-priced Collector's Series products and lower average selling prices for some of its
------------------
older products. The Company expects that the gross profit percentage will continue to fluctuate on a quarterly basis.

Research and Development
------------------------
          Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts and to fund third-party software development costs. Third-party software development costs may include advance product development payments, which are expensed as paid. The Company increased research and development expenses 43.2% from $2,159,000 in the second quarter of fiscal 1996 to $3,091,000 in the second quarter of fiscal 1997. As a percentage of net revenues, research and development increased from 18.3% for the second quarter of fiscal 1996 to 38.6% for the second quarter of fiscal 1997. Research and development expenses for the first half of fiscal 1997 increased to $5,876,000, representing 36.5% of net revenues from $3,956,000, representing 17.1% of net revenues. The increase in research and development expenses was due primarily to hiring

                                  MAXIS, INC.

--------------------------------

additional employees and the associated salaries, benefits and facilities costs. In addition, ongoing development costs related to Cinematronics were included in the Company's results of operations for the entire first half of fiscal 1997. There were no such costs in the same period last year because the Company acquired Cinematronics in March 1996. The Company believes that significant investment in research and development is required to remain competitive, and the Company intends to continue to increase its investment in this area. Therefore, the Company expects research and development expenses to increase in absolute dollars.

Sales and Marketing
-------------------

          The Company increased its sales and marketing expenses, which include customer support services, from $2,866,000 in the second quarter of fiscal 1996 to $3,586,000 in the second quarter of fiscal 1997. As a percentage of net revenues, sales and marketing expenses increased from 24.3% in the second quarter of fiscal 1996 to 44.8% in the second quarter of fiscal 1997. Sales and marketing expenses increased from $5,770,000 in the first half of fiscal 1996 to $7,207,000 in the first half of fiscal 1997. As a percentage of net revenues, sales and marketing expenses increased from 25% in the first half of fiscal 1996 to 44.7% in the first half of fiscal 1997. The increase in sales and marketing expenses was due primarily to expansion of the Company's domestic and European sales and marketing organizations. Also, during the first quarter of fiscal 1997, the Company opened a sales, marketing and development office in Tokyo, Japan. There were no comparable costs during the first half of fiscal 1996. In addition, the Company increased expenditures for advertising, trade shows and marketing programs with customers.

          The Company believes that competition for retail shelf space has increased significantly over the prior year, due in part to an overall increase in the number of new products. The Company expects to continue aggressive marketing and sales programs in order to continue to distinguish the Company and its products in the marketplace. Therefore, the Company expects marketing and sales expenses to continue to increase in absolute dollars.

General and Administrative
--------------------------

          General and administrative expenses increased from $1,168,000 in the second quarter of fiscal 1996 to $2,197,000 in the second quarter of fiscal 1997. General and administrative expenses increased from $2,608,000 in the first half of fiscal 1996 to $3,657,000 in the first half of fiscal 1997. The increase in general and administrative expenses was due primarily to bad debt expenses related to the bankruptcies of two of the Company's customers.

Interest income
---------------

          Interest income decreased from $435,000 for the quarter ended September 30, 1995 to $374,000 for the quarter ended September 30, 1996 due to lower invested cash balances as compared to the quarter following the Company's initial public offering in June 1995. Interest income increased from $630,000 in the first half of fiscal 1996 to $808,000 in the first half of fiscal 1997 because the Company's initial public offering proceeds were invested for the full six-month period in fiscal 1997 as opposed to only four months in fiscal 1996.

Liquidity and Capital Resources
-------------------------------

          As of September 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of approximately $33.6 million. The Company also has longer-term investments totaling approximately $7.7 million. The Company's cash and investments are available to meet seasonal working

                                   MAXIS, INC.

---------------------------------------

capital requirements. The Company uses its working capital to finance ongoing operations, to fund the development and introduction of new products and to acquire capital equipment. The Company's operating activities used cash of $8,214,000 in the first half of fiscal 1997 and provided cash of $2,105,000 in the first half of fiscal 1996.

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

Risk Factors Affecting Future Earnings and Stock Price
------------------------------------------------------

       Sections of this Report, particularly the third paragraph on page 9, the first and third paragraphs on page 10 and the statements under Liquidity and
                                                               -------------
Capital Resources contain forward-looking statements within the meaning of
-----------------
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this Report.

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

       The Company's operating results also may fluctuate significantly due to changes in product plans or delays in completing and shipping products. For example, in April 1996, the Company decided to reevaluate The Mindwarp, an
                                                          ------------
action game it had planned to ship during fiscal 1997. In July 1996, the Company completed its re-evaluation and decided to discontinue the development of The Mindwarp. In connection with this decision, the Company decided to close
   ------------
its Utah development office. Such risks apply to all of the Company's products under development.

       Sales to a limited number of distributors and retailers have constituted and are anticipated to continue to constitute a substantial majority of the Company's net revenues. The loss of, or significant reduction in, sales attributable to any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. Distribution and retailing businesses in the computer industry from time to time have experienced significant fluctuations in their businesses and there have been a number of business failures among such entities. For example, NeoStar, a retailer with over 650 retail stores, filed for Chapter 11 bankruptcy in September 1996. In connection with this event, the Company incurred an expense for bad debt during the quarter ended September 30, 1996. Although the Company performs periodic credit evaluations of its customers, the insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

       The consumer software business is highly seasonal. Net revenues typically are significantly higher during the third fiscal quarter, due primarily to the increased demand for consumer software during the calendar

                                   MAXIS, INC.

--------------------------------------------------------------

year-end holiday buying season. Net revenues in other quarters generally are lower and vary significantly as a result of new product introductions and other factors. The Company expects its net revenues and operating results to continue to reflect significant seasonality. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

       In response to competitive pressures, the Company may take certain pricing and/or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, to obtain licenses to intellectual properties from third parties before products incorporating such properties have been introduced or have achieved market acceptance.

       Products generally are shipped as orders are received, and accordingly the Company operates with little backlog. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective products may result in higher customer support costs and product returns.

       The Company's gross profit is affected by the mix of sales among products that are developed or licensed by the Company and products that are developed by third party affiliate partners and distributed by the Company. Gross profit and operating expenses are significantly lower on affiliate partner products because the Company's services with respect to such products generally are limited to sales, distribution and related functions. Effective April 1, 1996, the Company changed the offered terms of its affiliate partner program, granting, among other things, a greater share of affiliate sales receipts to affiliate partners. There can be no assurance that the Company's current share of receipts on affiliate sales for distribution services or the current mix of affiliate partner sales will be sustained.

       The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results as well as other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. The stock market and many technology companies recently have been trading at or near historic highs and reflect price/earning ratios above historic norms. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions in general and in the software industry in particular, may adversely affect the market price of the Company's Common Stock. There can be no assurance that the Company's stock price will remain at or near its current level.

                                   MAXIS, INC.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on August 21, 1996.   At the
meeting, the following votes were cast:

       Proposal 1:  Election of Directors

           NOMINEE                          VOTES FOR       VOTES WITHHELD
           -------                         -----------      --------------

           Jeffrey B. Braun                 10,482,125          62,902
           Samuel L. Poole                  10,527,125          17,902
           Charles H. Gaylord, Jr.          10,527,125          17,902
           William H. Janeway               10,482,125          62,902
           Dr. Henry Kressel                10,527,125          17,902
           Avram C. Miller                  10,527,125          17,902
           William R. Wright                10,527,125          17,902
           Eric C.W. Dunn                   10,527,125          17,902


                                                                          VOTES            VOTES             BROKER
                                                  VOTES FOR              AGAINST         ABSTAINED         NON-VOTES
                                                  ---------              -------         ---------         ---------
  Proposal 2:  Approval of amendments
   to the 1995 Stock Plan to (i)
   increase the number of shares of the
   Company's Common Stock reserved for
   issuance under such plan by
   1,200,000 shares from a total of
   575,000 shares to a total of
   1,775,000 shares, and (ii) make
   directors of the Company eligible to
   participate in such plan.                      7,612,604              1,029,801       9,638             1,892,984

  Proposal 3:  Approval of amendment to
   the 1995 Employee Stock Purchase
   Plan to increase the number of
   shares of Common Stock reserved for
   issuance under such plan by 100,000
   shares to a total of 200,000 shares.           8,626,002                 16,738       9,303             1,892,984

  Proposal 4:  Ratification of
   appointment of Ernst & Young LLP as
   independent auditors for the Company
   for the fiscal year ended March 31,
   1997.                                         10,533,433                  3,336       8,258                 0


                                   MAXIS, INC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                     11.1  Statement of Computation of Earnings per Share

                     27    Financial Data Schedule


           (b)     Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  MAXIS, INC.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                               MAXIS, INC.
                                               (Registrant)

Date:      November 13, 1996                   By:  /S/ Fred M. Gerson
                                                    ------------------
                                                    Vice President,
                                                    Chief Financial Officer

                                  MAXIS, INC.

                               INDEX TO EXHIBITS

EXHIBIT                                                       SEQUENTIALLY
NUMBER      DESCRIPTION OF EXHIBIT                           NUMBERED PAGE
-------     ----------------------                           -------------

11.1        Statement of Computation of  Earnings per Share       17

27          Financial Data Schedule                               18

                                                                    EXHIBIT 11.1

                                  MAXIS, INC.

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                     (In thousands, except per share data)


                                                          Three Months Ended                       Six Months Ended
                                                             September 30,                           September 30,
                                                          -------------------                      ------------------
                                                          1996           1995                      1996          1995
                                                          ----           ----                      ----          ----
Net income (loss)                                      $(2,496)         $ 1,722                  $(3,912)       $ 2,854
 Computations of weighted average common and common
  equivalent shares outstanding:
   Weighted average common shares outstanding           11,209           10,407                   11,126          7,497
   Common equivalent shares from stock options issued
     during the twelve-month period prior to the
     Company's initial public                               --              993                       --            993
Common equivalent shares attributable to:
  Redeemable preferred stock (if-converted method)          --               --                       --          2,094
  Stock options (treasury stock method)                     --               53                       --             44
                                                        ------          -------                  -------        -------
Shares used in computing net income (loss) per share    11,209           11,453                   11,126         10,628
                                                        ======          =======                  =======        =======
Net income (loss) per share                            $  (.22)         $   .15                  $  (.35)       $   .27
                                                        ======          =======                  =======        =======