Form 10-Q
period 1996-12-31
MAXIS INC
filed 1997-02-12
CIK 943583

Page 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

            X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         -------         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 1996

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25832


                  --------------------------------------------

                                   MAXIS, INC.
             (Exact name of registrant as specified in its charter)
                  --------------------------------------------


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



As of January 31, 1997 there were 11,256,321 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

                                  ------------

                                   MAXIS, INC.


                                TABLE OF CONTENTS


PART I.  Financial Information                                                   Page
         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets

                        At December 31, 1996 and March 31, 1996 ...............    3
                  Condensed Consolidated Statements of Operations
                        Three and nine months ended December  31, 1996 and 1995    4
                  Condensed Consolidated Statements of Cash Flows
                        Nine months ended December  31, 1996 and 1995 .........    5
                  Notes to Condensed Consolidated Financial Statements ........    6

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...................    8


PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K ............................   13

         Signature ............................................................   14



PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAXIS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


ASSETS                                                            December  31, 1996       March 31, 1996
------                                                            ------------------       --------------
Current assets:

     Cash and cash equivalents                                            $10,241             $20,102
     Marketable securities                                                 19,427              22,788
     Accounts receivable, less allowance for returns and doubtful
         accounts of $7,852 and $5,607                                     14,958               6,991
     Inventories                                                            1,911               1,543
     Income taxes refundable                                                  749                 227
     Deferred income taxes                                                  2,808               2,808
     Other current assets                                                     906                 872
                                                                          -------             -------
Total current                                                              51,000              55,331
Furniture and equipment, net                                                3,986               3,243
Deferred income taxes                                                       2,023               2,023
Long-term marketable securities                                            10,532               6,119
Other assets                                                                  688                 584
                                                                          -------             -------
                                                                          $68,229             $67,300
                                                                          =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $   1,555            $  1,607
     Payable to affiliate partners                                            887                 631
     Royalties payable                                                      1,121               1,373
     Accrued compensation                                                   1,658               1,685
     Accrued advertising                                                    2,110               1,538
     Other accrued liabilities                                              2,830               2,585
     Accrued rent                                                             547                 647
                                                                          -------             -------
Total current liabilities                                                  10,708              10,066
                                                                          -------             -------
Commitments
Stockholders' equity:
     Common stock, $.0001 par value; authorized shares,
          40,000,000;  issued and outstanding, 11,231,686 and
          10,989,906                                                       52,486              50,514
     Notes receivable from stockholders                                     (161)               (269)
     Retained earnings                                                      5,241               7,128
     Deferred compensation                                                   (45)               (139)
                                                                          -------             -------
Total stockholders' equity                                                 57,521              57,234
                                                                          -------             -------
                                                                          $68,229             $67,300
                                                                          =======             =======

                             See accompanying notes.

                                   MAXIS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                             Three months ended      Nine months ended
                                                 December 31            December 31
                                             -------------------    -------------------
                                               1996       1995       1996        1995
                                             --------   --------   --------    --------


Net revenues                                 $ 19,768   $ 20,111   $ 35,880    $ 43,222
     Cost of revenues                           7,126      7,199     13,669      14,032
                                             --------   --------   --------    --------

Gross profit                                   12,642     12,912     22,211      29,190
                                             --------   --------   --------    --------


Operating expenses:
     Research and development                   3,284      2,188      9,160       6,144
     Sales and marketing                        5,070      3,879     12,277       9,649
     General and administrative                 1,430      1,500      5,087       4,108
                                             --------   --------   --------    --------

Total operating expenses                        9,784      7,567     26,524      19,901
                                             --------   --------   --------    --------

Income (loss) from operations                   2,858      5,345     (4,313)      9,289

Interest income                                   435        433      1,243       1,063
                                             --------   --------   --------    --------

Income (loss) from operations before taxes      3,293      5,778     (3,070)     10,352

Provision (benefit) for income taxes            1,268      2,237     (1,183)      3,957
                                             --------   --------   --------    --------

Net income (loss)                            $  2,025   $  3,541   $ (1,887)   $  6,395
                                             ========   ========   ========    ========

Net income (loss) per share                  $    .18   $    .31   $   (.17)   $    .59
                                             ========   ========   ========    ========

Shares used in per share calculations          11,232     11,455     11,162      10,918
                                             ========   ========   ========    ========












                             See accompanying notes.

                                     Page 4



                                   MAXIS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                Nine  months ended
                                                                                    December 31
                                                                              ------------------------

                                                                                 1996             1995
                                                                                 ----             ----
OPERATING ACTIVITIES

Net income (loss)                                                             $(1,887)        $  6,395
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Provision for returns and doubtful accounts                               2,245           3,333
       Depreciation                                                              1,107             670
       Deferred income taxes                                                        --           (696)
       Amortization of deferred compensation                                        94             295
       Changes in operating assets and liabilities                            (10,598)         (6,372)
                                                                              --------        --------
    Net cash (used in) provided by operating activities                        (9,039)           3,625
INVESTING ACTIVITIES
Purchases of held-to-maturity securities                                      (18,521)        (16,948)
Maturities of held-to-maturity securities                                       17,253           3,821
Sales of available-for-sale  securities                                                          1,943
Additions to fixed assets,                                                     (1,850)         (1,944)
Other                                                                              216             100
                                                                              --------        --------
    Net cash used in investing activities                                      (2.902)        (13,028)
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                            204              64
Proceeds from issuance of ESPP stock                                               341              --
Net proceeds from issuance of common stock                                          --          35,493
Tax benefit from exercise of stock options                                       1,441           1,095
Repayment of notes receivable from stockholders                                    101              74
Repurchase of common stock                                                         (7)             (7)
Other                                                                               --              14
                                                                              --------        --------
    Net cash provided by financing activities                                    2,080          36,733
                                                                              --------        --------
Net (decrease) increase  in cash and cash equivalents                          (9,861)          27,330
Cash and cash equivalents at beginning of period                                20,102           2,610
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $ 10,241        $ 29,940
                                                                              ========        ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Accretion of preferred stock                                              $     --        $     87
                                                                              ========        ========
    Conversion of preferred stock to common stock                             $     --        $ 11,450
                                                                              ========        ========
    Forgiveness of note receivable from stockholder                           $    (8)        $     --
                                                                              ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income tax payments                                                       $    335        $  2,251
                                                                              ========        ========


                             See accompanying notes.

                                     Page 5

                                   MAXIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The condensed consolidated financial statements for the three months and nine months ended December 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in Maxis' Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three- and nine-month periods ended December 31, 1996 are not necessarily indicative of the results for the entire year.

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


3.   Marketable Securities

     At December 31, 1996, the Company's held-to-maturity and available-for-sale debt securities consist of the following (in thousands):
                                                                     Held-to-maturity securities
                                                             ------------------------------------------
                                                                        Gross       Gross      Estimated
                                                                     unrealized   unrealized     fair
                                                               Cost     gains       losses       value
                                                               ----     -----       ------       -----
Municipal bonds . . . . . . . . . . . . . . . . . . .        $26,459    $ 112       $  --       $26,571
Municipal notes . . . . . . . . . . . . . . . . . . .          1,000       14          --         1,014
                                                               -----    -----       -----       -------
                                                             $27,459    $ 126       $  --       $27,585
                                                             =======    =====       =====       =======

                                                                    Available-for-sale securities
                                                             ------------------------------------------
                                                                        Gross       Gross      Estimated
                                                                     unrealized   unrealized     fair
                                                               Cost     gains       losses       value
                                                               ----     -----       ------       -----
U.S. corporate securities . . . . . . . . . . . . . .        $10,600    $  36       $  --       $10,636
Money market funds  . . . . . . . . . . . . . . . . .            746       --          --           746
                                                             -------    -----       -----       -------
                                                             $11,346    $  36       $  --       $11,382
                                                             =======    =====       =====       =======
Total  . . . . . . . . . . . . . . . . . . . . . . ..        $38,805    $ 162       $  --       $38,967
                                                             =======    =====       =====       =======

                                   MAXIS, INC.

                                   (Unaudited)


3.   Marketable Securities - (continued)

     Such debt and equity securities have been recorded as cash and cash equivalents ($8,846,000), short-term marketable securities ($19,427,000), and long-term marketable securities ($10,532,000). The contractual maturities of held-to-maturity and available-for-sale debt securities at December 31, 1996 are all two years or less. Realized gains and losses on sales of available-for-sale securities have not been material.


4.   Inventories

     Inventories consist primarily of software media, manuals and related packaging materials as follows (in thousands):
                                                    December 31      March 31
                                                        1996            1996

     Raw materials and work in process               $   468          $   356
     Finished goods                                    1,443            1,187
                                                     -------          -------
                                                     $ 1,911          $ 1,543
                                                     =======          =======

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


     Overview


     Maxis was founded in 1987 to develop software for the consumer entertainment market. In North America, Maxis currently sells its software products, including affiliate partner products, through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements. Maxis' products are available for multiple platforms, including Windows, Windows 95, DOS and Macintosh. Certain of the Company's products are also available for video game consoles such as the Sega Saturn and the Sony PlayStation.


     The  following   table  sets  forth,  as  a  percentage  of  net  revenues, consolidated statement of operations data for the periods indicated:

                                                    Three months ended             Nine months ended
                                                        December 31                    December 31
                                                   --------------------            --------------------
                                                     1996          1995              1996          1995
                                                     ----          ----              ----          ----

     Net revenues                                   100.0%        100.0%            100.0%        100.0%
        Cost of revenues                             36.0          35.8              38.1          32.5
                                                     ----          ----              ----          ----
     Gross profit                                    64.0          64.2              61.9          67.5
                                                     ----          ----              ----          ----

     Operating expenses:
        Research and development                     16.6          10.9              25.5          14.2
        Sales and marketing                          25.6          19.3              34.2          22.3
        General and administrative                    7.2           7.5              14.2           9.5
                                                     ----          ----              ----          ----
     Total operating expenses                        49.5          37.6              73.9          46.3
                                                     ----          ----              ----          ----

     Income (loss) from operations                   14.5          26.6            (12.0)          21.5
     Interest income                                  2.2           2.2              3.5            2.5
                                                     ----          ----              ----          ----
     Income (loss) from operations before taxes      16.7          28.7             (8.6)          24.0
     Provision (benefit) for income taxes             6.4          11.1             (3.3)           9.2
                                                     ----          ----              ----          ----
     Income (loss) from continuing operations        10.2%         17.6%            (5.3)%         14.8%
                                                     ====          ====              ====          ====

                                     Page 8

                                   MAXIS, INC.


     Net Revenues

     The Company's net revenues decreased from $20,111,000 in the third quarter of fiscal 1996 to $19,768,000 in the third quarter of fiscal 1997. Net revenues also decreased from $43,222,000 in the first nine months of fiscal 1996 to $35,880,000 in the first nine months of fiscal 1997. Although SimCity 2000 for personal computers remained the Company's best-selling group of products, the Company experienced lower revenues from these products during the three- and nine-month periods ended December 31, 1996 as compared to the same periods last year. The lower sales of SimCity 2000 for PCs were partially, but not completely, offset by higher sales of SimCity 2000 for game consoles, specifically the Sony Playstation and the Sega Saturn. SimCity 2000 was released initially for the DOS format in October 1993. Also, the Company released SimTower for Windows in April 1995 and SimCity 2000 for Windows 95 in August 1995. Both of these products contributed to higher net revenues during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1997.

     During the third quarter of fiscal 1997, the Company released several new products, including SimCopter, SimGolf, SimPark, SimTunes and Full Tilt II. Although the Company released four new Sim-branded products during the quarter, the two most significant releases, SimGolf and SimCopter were shipped in mid-November - relatively late in the holiday buying season.
     Additionally, SimCopter was released approximately one month later than planned, resulting in a significant shortfall in anticipated revenue for the quarter. During the same quarter in fiscal 1996, the Company also had several new product releases, including Full Tilt and Marty and the Trouble with Cheese. During the first nine months of fiscal 1997, the Company's best-selling products included SimCity 2000 for PCs, SimCopter, SimGolf, SimCity 2000 for the Sony Playstation and SimPark.

     CD-ROM (vs. floppy disk and game console) products accounted for 79% of the Company's net revenues in the third quarter of fiscal 1997 as compared to 78% in the same quarter in fiscal 1996. During the first nine months of fiscal 1997, CD-ROM products accounted for 77% of net revenues as compared to 75% of net revenues in the first nine months of fiscal 1996.

     Cost of Revenues

     Cost of revenues includes all costs of media, manuals, duplication, packaging materials, assembly and freight. In addition, royalties are included in cost of revenues. Gross profit as a percentage of net revenues was 64.0% in the third quarter of fiscal 1997, essentially unchanged from the third quarter of fiscal 1996. On a year-to-date basis, the gross profit percentage decreased from 67.5% in the first nine months of fiscal 1996 to 61.9% in the first nine months of fiscal 1997. The decrease in gross profit in fiscal 1997 was due to several factors. During the third quarter of fiscal 1997, the Company commenced shipments in Germany under a new distribution arrangement. The arrangement requires payment of fixed selling/distribution fees and customer discounts, generally resulting in lower gross margins. Also, the Company derived a higher percentage of net revenues from game console products, due primarily to sales of SimCity 2000 for the Sony Playstation. During the first nine months of fiscal 1997 the percentage of revenues from game consoles was 16% as compared to 4% in the same period of fiscal 1996. Cost of goods sold generally is higher for game console products than for PC-based Maxis products. In addition, the Company experienced lower average selling prices because of an increase in the percentage of revenues from sales of the Company's lower-priced Collector's Series products and lower average selling prices for some of its older products. Finally, the Company included sales premiums in its initial shipments of the four Sim-branded titles released in the third quarter of 1997 (see "Net Revenues" above), thereby increasing the cost of goods sold for these products. The Company expects that the gross profit percentage will continue to fluctuate on a quarterly basis.

                                   MAXIS, INC.


     Research and Development

     Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts and to fund third-party software development costs. Third-party software development costs may include advance product development payments, which are expensed as paid. The Company increased research and development expenses from $2,188,000 in the third quarter of fiscal 1996 to $3,284,000 in the third quarter of fiscal 1997. As a percentage of net revenues, research and development increased from 10.9% for the third quarter of fiscal 1996 to 16.6% for the third quarter of fiscal 1997. Research and development expenses for the first nine months of fiscal 1996 increased from $6,144,000, representing 14.2% of net revenues to $9,160,000, representing 25.5% of net revenues. The increase in research and development expenses was due primarily to hiring additional employees and the associated salaries, benefits and facilities costs. Also, operational costs related to Cinematronics were included in the Company's results of operations for the first nine months of fiscal 1997. There were no such costs in the same period last year because the Company acquired Cinematronics in March 1996. Furthermore, during the third quarter of fiscal 1997, the Company made significant advance product development payments that were expensed as paid. The Company believes that significant investment in research and development is required to remain competitive, and the Company intends to continue to increase its investment in this area. Therefore, the Company expects research and development expenses to increase in absolute dollars.

     Sales and Marketing

     The Company increased its sales and marketing expenses, which include customer support services, from $3,879,000 in the third quarter of fiscal 1996 to $5,070,000 in the third quarter of fiscal 1997. As a percentage of net revenues, sales and marketing expenses increased from 19.3% in the third quarter of fiscal 1996 to 25.6% in the third quarter of fiscal 1997. Sales and marketing expenses increased in the first nine months of fiscal 1996 from $9,649,000, representing 22.3% of net revenues to $12,277,000, representing 34.2% of net revenues in the first nine months of fiscal 1997. The increase in sales and marketing expenses was due primarily to expansion of the Company's domestic and European sales and marketing organizations. Also, during the first quarter of fiscal 1997, the Company opened a sales, marketing and development office in Tokyo, Japan. There were no comparable costs during the first nine months of fiscal 1996. In addition, the Company increased expenditures for product advertising, trade shows and marketing programs with customers.

     Competition for retail shelf space is extremely competitive, as well as increasingly costly. Therefore, in order to continue to distinguish the Company and its products in the marketplace, the Company expects to continue aggressive marketing and sales programs. Consequently, the Company expects marketing and sales expenses to continue to increase in absolute dollars.

     General and Administrative

     General and administrative expenses decreased from $1,500,000 in the third quarter of fiscal 1996 to $1,430,000 in the third quarter of fiscal 1997. The decrease was due primarily to lower accrued bonuses for senior management of the Company, offset by higher insurance costs and a higher allowance for doubtful accounts. On a year-to-date basis, general and administrative expenses increased from $4,108,000 in the first nine months of fiscal 1996 to $5,087,000 in the first nine months of fiscal 1997. The year-to-date increase in general and administrative expenses was due primarily to bad debt expenses related to the bankruptcies of two of the Company's customers.

     Interest income

     Interest income increased slightly from $433,000 for the third quarter of fiscal 1996 to $435,000 for the third quarter of fiscal 1997. Interest income increased from $1,063,000 in the first nine months of fiscal

                                   MAXIS, INC.

     1996 to $1,243,000 in the nine months of fiscal 1997 because the Company's initial public offering proceeds were invested for a full nine-month period in fiscal 1997, as opposed to only seven months in fiscal 1996.

     Liquidity and Capital Resources

     As of December 31, 1996, the Company's principal sources of liquidity included cash and short-term investments of $29,668,000. The Company also has longer-term investments totaling $10,532,000. The Company's cash and investments are available to meet seasonal working capital requirements. The Company uses its working capital to finance ongoing operations, to fund the development and introduction of new products and to acquire capital equipment. The Company's operating activities used cash of $9,039,000 in the first nine months of fiscal 1997 and provided cash of $3,625,000 in the first nine months of fiscal 1996. Seasonal revenue increases generated by the holiday buying season usually result in higher accounts receivable and allowances for returns and doubtful accounts at December 31.

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

     Risk Factors Affecting Future Earnings and Stock Price

     Sections of this Report, particularly the last paragraph on page nine, the first and third paragraphs on page ten and the statements under Liquidity and Capital Resources contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below and elsewhere in this Report.

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

     The Company's operating results also may fluctuate significantly due to changes in product plans or delays in completing and shipping products. For example, in July 1996 the Company discontinued the development of the The Mindwarp, an action game scheduled to ship during fiscal 1997. In connection with this decision, the Company closed its Utah development office. In mid-November 1996, the Company released SimCopter approximately one month later than originally planned. Due to the importance of the holiday buying season, the delay in shipping SimCopter resulted in a significant shortfall in the Company's anticipated revenues for the
     quarter.   Such  risks  apply  to  all  of  the  Company's  products  under development.

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

                                   MAXIS, INC.

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

     The Company's success depends on the timely introduction of successful new products to replace declining revenues from older products. In response to competitive pressures the Company may take certain pricing and/or marketing actions. The Company has in the past, and will likely in the future, reduce the price of older products and offer promotions to extend the life cycle of its products. Such actions could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, to obtain licenses to intellectual properties from third parties before products incorporating such properties have been introduced or have achieved market acceptance.

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

     The Company's gross profit is affected by the mix of sales among products that are developed or licensed by the Company and products that are developed by third-party affiliate partners and distributed by the Company. Gross profit and operating expenses are significantly lower on affiliate partner products because the Company's services with respect to such products generally are limited to sales, distribution and related functions. Effective April 1, 1996, the Company changed the offered terms of its affiliate partner program, granting, among other things, a greater share of affiliate sales receipts to affiliate partners. There can be no assurance that the Company's current share of receipts on affiliate sales for distribution services or the current mix of affiliate partner sales will be sustained.

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


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                     11.1       Statement of Computation of Earnings per Share

                     27.1       Financial Data Schedule


               (b) Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   MAXIS, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                                         MAXIS, INC.
                                                         (Registrant)



Date:    February 12, 1997                      By:      /S/ Fred M. Gerson
                                                         ------------------
                                                         Vice President,
                                                         Chief Financial Officer




                                   MAXIS, INC.

                                INDEX TO EXHIBITS



     EXHIBIT                                                                       SEQUENTIALLY
     NUMBER                  DESCRIPTION OF EXHIBIT                                NUMBERED PAGE


      11.1                   Statement of Computation of  Earnings per Share            16

      27.1                   Financial Data Schedule                                    17

                                    Page 15