Form 10-K
period 1997-03-31
MAXIS INC
filed 1997-06-24
CIK 943583

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-25832

                                  MAXIS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                        COMMON STOCK, $.0001 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's Common Stock, $.0001 par value, held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 1997 as reported on the Nasdaq National Market, was $49,145,430.

  As of May 31, 1997 there were 11,245,883 shares of the registrant's Common Stock, $.0001 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  MAXIS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1. Business..........................................................    3
Item 2. Properties........................................................    9
Item 3. Legal Proceedings ................................................    9
Item 4. Submission of Matters to a Vote of Security Holders...............    9

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters...........................................................   10
Item 6. Selected Financial Data...........................................   11
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   12
Item 8. Financial Statements and Supplementary Data ......................   19
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................   34

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   34
Item 11. Executive Compensation...........................................   37
Item 12. Security Ownership of Certain Beneficial Owners and Management ..   41
Item 13. Certain Relationships and Related Transactions...................   42

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   43
Signatures................................................................   45

  This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk factors affecting future earnings and stock price" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

                                    PART I

ITEM 1. BUSINESS

  Maxis, Inc. ("Maxis" or the "Company") is a leading provider of entertainment and learning software products for personal computers. The Company seeks to develop innovative products that are engaging and entertaining while encouraging exploration, learning and creativity. Maxis is widely recognized for its successful Sim family of entertainment products, which have sold over seven million copies on all platforms combined since the introduction of SimCity in 1989. Titles in the Sim franchise include, among others, SimCity 2000, SimCity, SimAnt, SimTower, SimCopter and SimIsle.

  The Company believes that its products have been successful in large part due to the use of innovative product concepts and advanced technologies to create simulated environments. For example, Maxis' Sim titles allow users to create and explore their own simulated environments, such as cities, farms, ant colonies and buildings. The Company's products are available for multiple PC platforms including Windows 95, Windows, DOS and Macintosh, as well as for game consoles. The Company currently sells its software products in North America through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements.

INDUSTRY BACKGROUND

  Sales of personal computers ("PCs") to home users have increased dramatically in recent years as a result of declining prices, enhanced functionality and broader software availability. According to Odyssey Homefront, January 1997, approximately 37% of United States households have at least one PC. Today's PCs are increasingly sophisticated, incorporating high-speed processors, high-capacity hard disks, high-resolution monitors, sound boards, graphics boards and CD-ROM drives, which together provide significantly enhanced processing, storage, sound and graphics capabilities. The continued increase in penetration of PCs into the home creates a large and growing mass market for consumer software and provides an expanded opportunity for developers and publishers of sophisticated software to offer a richer, more exciting user experience.

  A large market also has developed for entertainment products on game consoles. The new generation of 32/64-bit game consoles features advanced technical capabilities that were previously available only on PCs. Representative game consoles include the Sony PlayStation ("PlayStation"), Sega Saturn ("Saturn") and the Nintendo 64 (the "N64").

  Distribution channels for consumer software products are increasingly competitive. During the 1980's, consumer software typically was sold through specialty software stores. Today these products are sold through additional distribution channels such as consumer electronics stores and mass merchants. Although the number of distribution channels has increased, competition for shelf space has intensified because these channels, especially mass merchants, generally carry only those relatively few products that are expected to sell in high volumes. In addition, the abundance of new software titles forces retailers to be highly selective when allocating shelf space.

  The proliferation of powerful PCs and game consoles, increased interest in consumer software and broader, more competitive distribution channels has changed the environment in which consumer software companies compete. To succeed in today's market, consumer software companies must offer innovative products with broad consumer appeal, keep pace with advances in computing technologies, market their products effectively through traditional and new distribution channels, and achieve brand name recognition.

PRODUCTS

  Maxis promotes products that encourage exploration and creativity, providing a challenging and enriching experience that appeals to a broad range of customers. Many Maxis products offer open-ended experiences outside a traditional "win or lose" game format. Maxis' products are available for multiple PC platforms, including Windows 95, Windows, DOS and Macintosh, as well as for game consoles. All newly released products and product versions are released on CD-ROM.

  Maxis' most successful products to date have been the Sim family products, which take advantage of the simulation technologies that the Company has developed. The Company's new entertainment product releases typically sell at street prices ranging from $29 to $49. Maxis offers "add-on" products such as SimCity 2000 Urban Renewal Kit to enhance related products. Maxis has also created a Classic line for some of its earlier releases, such as SimCity, SimEarth, SimAnt and SimLife, that are sold at street prices ranging from $15 to $19. During fiscal 1997 and 1996, approximately 46% and 52% respectively, of the Company's net revenues were derived from shipments of SimCity/SimCity 2000 and related add-on products.

  SimCity 2000, SimEarth and SimTower are representative of Maxis' products. In SimCity 2000, the player acts as the mayor of an evolving city. The player's challenge is to manage the creation of neighborhoods, choose zoning laws and build infrastructure while confronting disasters, traffic gridlock and urban decay. The player can design a new city, choose from pre-designed cities or choose a specific disaster scenario based in various cities. In SimEarth, the player manages a planet from its birth until its death ten billion years later and guides the development of life forms from inception as single-celled microbes to their evolution into a complex civilization. In SimTower, the player acts as owner and manager of a skyscraper under development. The player's objective is to construct a balanced and profitable commercial property by leasing space for many uses, including apartments, offices, restaurants, shops and theaters.

  Maxis desires to leverage its product franchise, product development and marketing capabilities to offer innovative, open-ended products for younger audiences. One of the first Maxis-published products for children is SimTown, which was introduced near the end of calendar year 1994. A more recent children's product is SimPark, which was released in October 1996. These products generally sell at street prices around $29. SimTown enables children to design, build and manage their own neighborhoods, complete with individual houses, streets, parks, stores, public buildings, pizza parlors and video arcades. Players can click on buildings and see surprise animations or use the "cut away" feature to see what is happening inside. SimPark lets nature-loving youngsters create and run their own nature parks. With over 130 plant and animal species to choose from, kids learn which flora and fauna fit best in each ecosystem. For hints, the Identa-Species interface teaches each species' unique features.

PLATFORMS

  Maxis is committed to offering products for the most popular PC hardware platforms. The Company was one of the first software developers to introduce entertainment products for Windows 95, Windows and PowerPC-based computers and believes this strategy was important in establishing Maxis as one of the leading publishers of entertainment software for these platforms. Maxis currently is focusing its product development efforts on CD-ROM products for Windows 95, but has also provided greater retail flexibility by offering two or more formats on a single hybrid CD-ROM. Maxis has also introduced titles for both the Sega and Sony 32-bit game consoles and intends to offer future products for the PlayStation and N64 platforms.

  The following table sets forth the percentage of the Company's net revenues by platform and media:

     PLATFORM                                FISCAL 1997 FISCAL 1996 FISCAL 1995
     --------                                ----------- ----------- -----------
     Windows & Windows 95...................      40%         55%         44%
     DOS....................................     --           18          33
     Macintosh..............................       6          13          22
     Hybrid.................................      41          11         --
     Game Console/Other.....................      13           3           1
     MEDIA                                   FISCAL 1997 FISCAL 1996 FISCAL 1995
     -----                                   ----------- ----------- -----------
     CD-ROM.................................      81%         75%         30%
     Floppy Disk............................       6          22          69
     Game Console/Other.....................      13           3           1

DISTRIBUTION

  Maxis believes its distribution capability is a key competitive factor. Maxis currently sells its software products through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores, office supply stores and mail order companies. In addition, Maxis is seeking to expand its sales through mass merchants, toy retail chains, book resellers and educational dealers and directly to end users. The Company maintains relationships with distributors such as TechData, Ingram Micro, and Merisel. Maxis also maintains direct relationships with major retailers, including Best Buy, Babbages, Etc. and Electronics Boutique. For fiscal 1997, Best Buy accounted for 10% of net revenues. For fiscal 1996, Ingram Micro, Best Buy and Tech Data accounted for approximately 12%, 11% and 10% of net revenues, respectively. For fiscal 1995, Ingram Micro accounted for approximately 19% of Maxis' net revenues.

  The Company also distributes products for its affiliate partners. Affiliate partner products are generally distributed by Maxis under the name of the affiliate partner who is responsible for the manufacturing, marketing and customer support of its products. Sales of affiliate partner products during fiscal 1997 and 1996 accounted for approximately 7% and 10% of the Company's net revenues, respectively. In fiscal 1998, the Company evaluated the market for affiliate products and recognized that many affiliates do not have the necessary resources to support their product lines in light of the increasing competition for retail space. The Company consequently terminated all but one of its affiliate partners. While the Company is contractually obligated to distribute products for terminated affiliates until December 31, 1997, certain affiliates may elect to discontinue their business with the Company sooner. Because of this change in its affiliate program, the Company expects a substantially reduced amount of net revenues from affiliate products in fiscal 1998.

  International sales represented approximately 33%, 20% and 15% of the Company's net revenues during fiscal 1997, 1996 and 1995, respectively. See
Note 11 of the Notes to Consolidated Financial Statements. Maxis sells its products internationally through a combination of distribution, direct retail and licensing arrangements. Maxis' London office supports direct sales to certain retailers in the United Kingdom, and sells through distributors in the United Kingdom, Germany, France and certain other European countries. Maxis' Tokyo office sells products into Japan through certain distributors. Maxis licenses its products through foreign distributors in other European countries and certain countries in Asia. Generally, the licensee is responsible for product localization and provides all sales, marketing and customer support. Maxis receives a royalty on its licensed sales. The major localized versions of the Company's products include German, Japanese, French, Spanish, Chinese, Korean and Italian.

  Retailers of the Company's products typically have limited shelf space and promotional resources. There is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms continues to increase, this competition for shelf space may intensify even further. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support to allow the Company to meet its revenue target.

MARKETING AND SALES

  As of March 31, 1997, the Company's marketing and sales staff included 78 full-time employees in ten offices located in California, Colorado, Texas, Massachusetts, New Hampshire, North Carolina, Illinois, Maryland, New Jersey, London, England and Tokyo, Japan. The Company expects to increase its marketing and sales spending in fiscal 1998 to provide greater penetration into the retail market and increased marketing support for its products.

  The Company believes that marketing both to its distribution channels and to the end user is critically important to the success of its products and franchise as a whole. The Company employs a wide range of sophisticated consumer marketing techniques including in-store promotions, direct mailings of catalogs and brochures, advertising in computer and general consumer publications, distribution of newsletters to target audiences and on-line marketing to promote sales of its products. The Company has also utilized high impact and consistent packaging across its Sim and other product lines in order to facilitate consumer recognition and build a brand name. Maxis also maintains a 600,000-name database for use in communicating product information and promoting product sales. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle.

PRODUCT DEVELOPMENT AND TECHNOLOGY

  As of March 31, 1997, the Company's research and development staff consisted of 108 full-time employees in California, Texas and Tokyo. The Company believes that the extensive experience of its product development team has been an important competitive factor. Maxis intends to maintain and enhance its technological capabilities in order to continue to develop innovative products and to exercise substantial control over its product offerings. To date, the majority of Maxis' revenues have come from internally developed products. Maxis has established a library of internally developed proprietary techniques and continually investigates leading edge technologies from academia and private industry to create innovative and distinctive products.

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

  The Company uses a combination of in-house and third party designers, artists and programmers to develop its products. Maxis' primary strategy is to develop its core products internally and to utilize third party developers to create conversions of these products for other platforms. However, in certain cases, Maxis also uses third party developers to expand its ability to introduce creative and innovative products. When working with third parties, Maxis seeks to obtain full ownership of marketing and product development rights to all of the materials produced. All products must undergo extensive editing, testing and, if necessary, further development prior to release in order to reduce the likelihood of product defects.

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

  The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must make a substantial development investment one to two years in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and Maxis may not recover its development and marketing investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenue growth may also be adversely affected. For example, there are multiple, competing and incompatible formats being introduced in the market for 32/64-bit game consoles, including the Atari Jaguar, Saturn, PlayStation and N64. The Company has developed game console products only for the Saturn and PlayStation and intends to focus its future development efforts on the PlayStation and N64 platforms. There can be no assurance that the Company has chosen, or in the future will choose, to support the platforms that will ultimately be successful.

  In fiscal 1997, 1996 and 1995, the Company's research and development expenses were approximately $12.7 million, $8.4 million and $6.0 million, or 26.2%, 15.2% and 15.7% of net revenues, respectively (excluding a one-time charge related to the Cinematronics acquisition in fiscal 1996). During fiscal 1998, the Company intends to continue its investment in research and development and therefore expects these expenses to increase in absolute dollars.

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

  The Company competes primarily against other companies offering consumer software in the entertainment category. Existing consumer software companies may broaden their product lines or increase their focus to compete more directly with the Company's products, and potential new competitors, including computer hardware or software manufacturers, diversified media companies and book publishing companies, may enter the consumer software market. The competition for retail shelf space is also likely to increase due to the proliferation of consumer software products. Many of the Company's competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. There can be no assurance that the Company will respond effectively to market or technological changes or compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fall, which may adversely affect the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company holds copyrights on many of its products, manuals, advertising and other materials and maintains trademark rights in the Company name, the Maxis and Sim logos, and the names of products published by Maxis. The Company does not hold any patents currently, but has three patent applications pending. Maxis has licensed products to other entities for certain geographic areas or particular computer platforms and receives royalties on such licenses. The Company also pays royalties on certain licensed products which it publishes but which were created by third parties.

  The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Sim prefix featured in the Company's principal product franchise is not a registered trademark although the Company intends to protect its goodwill in the name vigorously. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate.

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

EMPLOYEES

  As of March 31, 1997, the Company employed 236 people on a full-time basis, including 108 in research and development, 78 in sales and marketing, 12 in manufacturing and shipping and 38 in finance and administration. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with employees are good.

RECENT EVENTS

  On June 4, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Electronics Arts, Inc., a Delaware corporation ("Electronic Arts"), a publicly-held company that creates, markets and distributes interactive entertainment software for a variety of hardware platforms, pursuant to which Maxis will become a wholly-owned subsidiary of Electronic Arts (the "Merger"). Under the terms of the Agreement, each share of the Company's Common Stock will be converted into the right to receive
0.3644 of a share of Electronic Arts Common Stock. Each outstanding option to purchase the Company's Common Stock will be converted into an option to purchase Electronic Arts Common Stock at an adjusted exercise price. Consummation of the Merger is conditioned upon the affirmative vote of the Company's stockholders, among other conditions. The Board of Directors of the Company has unanimously approved the Agreement and transactions contemplated thereby. A special meeting of the Company's stockholders will be held to consider and vote upon the proposed Agreement and other related matters.

ITEM 2. PROPERTIES

  The Company's principal office is located in approximately 42,400 square feet of space in Walnut Creek, California. This facility is leased through November 2002. The Company also has small development facilities in San Mateo, California, Austin, Texas and Tokyo, Japan and marketing and sales offices in London, England and Tokyo, Japan. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market under the symbol "MXIS." The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock as reported on
Nasdaq:

                                                                  HIGH     LOW
                                                                 ------- -------
      FISCAL 1996
        First Quarter........................................... $30 1/2 $19 1/2
        Second Quarter..........................................  49 1/2  23
        Third Quarter...........................................  44 1/2  29 1/4
        Fourth Quarter..........................................  37 1/2  20 1/4

      FISCAL 1997
        First Quarter.......................................... $27 1/8 $19 3/4
        Second Quarter.........................................  20 1/2  11
        Third Quarter..........................................  15 3/4  12 1/4
        Fourth Quarter.........................................  13 5/8   7 3/8

  The Company has not paid cash dividends and has no current plan to do so. There were 142 stockholders of record on March 31, 1997, excluding stockholders whose stock is held in nominee or street name by brokers.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

                                          FISCAL YEARS ENDED MARCH 31,
                                     -----------------------------------------
                                      1997     1996    1995    1994     1993
                                     -------  ------- ------- -------  -------
                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                    AMOUNTS)
Net revenues........................ $48,262  $55,412 $38,147 $23,332  $13,864
Cost of revenues....................  16,899   17,897  14,186   8,367    5,323
                                     -------  ------- ------- -------  -------
Gross profit........................  31,363   37,515  23,961  14,965    8,541
                                     -------  ------- ------- -------  -------
Operating expenses:
  Research and development..........  12,652    8,416   6,008   3,299    2,440
  Acquisition-related charge........     --     2,232     --      --       --
  Sales and marketing...............  16,517   12,843   8,813   5,407    2,591
  General and administrative........   6,747    5,504   4,184   3,225    2,669
                                     -------  ------- ------- -------  -------
Total operating expenses............  35,916   28,995  19,005  11,931    7,700
                                     -------  ------- ------- -------  -------
Income (loss) from operations.......  (4,553)   8,520   4,956   3,034      841
Interest income.....................   1,640    1,493     226     114      197
                                     -------  ------- ------- -------  -------
Income (loss) from continuing
 operations before income taxes.....  (2,913)  10,013   5,182   3,148    1,038
Provision (benefit) for income
 taxes..............................  (1,238)   3,825   1,879   1,021      368
                                     -------  ------- ------- -------  -------
Income (loss) from continuing
 operations.........................  (1,675)   6,188   3,303   2,127      670
                                     -------  ------- ------- -------  -------
Discontinued operations:
  Loss from discontinued operations
   (net of income tax benefit of
   $251 in fiscal 1994 and $203 in
   fiscal 1993).....................     --       --      --     (376)    (600)
  Gain on disposal of discontinued
   operations (net of income tax
   expense of $173 in fiscal 1995)..     --       --      303     --       --
                                     -------  ------- ------- -------  -------
Net income (loss)................... $(1,675) $ 6,188 $ 3,606 $ 1,751  $    70
                                     =======  ======= ======= =======  =======
Per share amounts:
  Income (loss) from continuing
   operations....................... $  (.15) $   .56 $   .37 $   .25  $   .08
                                     =======  ======= ======= =======  =======
  Net income (loss) per share....... $  (.15) $   .56 $   .40 $   .20  $   .01
                                     =======  ======= ======= =======  =======
Shares used in per share
 calculations.......................  11,180   11,051   8,915   8,621    8,061
                                     =======  ======= ======= =======  =======

                                                      MARCH 31,
                                         -------------------------------------
                                          1997    1996    1995   1994    1993
                                         ------- ------- ------ ------  ------
Balance Sheet Data:
Cash, cash equivalents and short-term
 marketable securities.................. $38,045 $42,890 $8,655 $4,932  $6,932
Working capital.........................  41,259  45,265 11,457  8,208   6,913
Total assets............................  69,329  67,300 19,142 14,427  10,168
Redeemable preferred stock..............     --      --  11,363 10,849  10,335
Stockholders' equity (deficit)..........  58,531  57,234  2,388 (1,239) (2,480)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Net revenues

                                        1997   DECREASE  1996   INCREASE  1995
                                       ------- -------- ------- -------- -------
                                                    (IN THOUSANDS)
Net revenues.......................... $48,262   12.9%  $55,412   45.3%  $38,147

  Net revenues include revenues from sales of software products, less allowances for returns and promotional discounts. Net revenues also include licensing revenues and royalty advances, provided the Company has completed all significant performance obligations under the terms of the license agreement and any amounts paid are nonrefundable. Licensing revenues are derived from licenses to third parties to develop the Company's products for use on particular hardware platforms or for certain geographical territories, and from OEM arrangements.

  Although SimCity 2000 remained the Company's best-selling group of products, the Company experienced decreased revenues from these products from fiscal 1996 to fiscal 1997. SimCity 2000 was initially released for the DOS format in October 1993. SimCity, SimCity 2000 and related add-on products accounted for 46% of net revenues in fiscal 1997, as compared to 52% in fiscal 1996. During fiscal 1997, the Company diversified its product offering with titles such as SimCopter, SimGolf, SimPark and Full Tilt II. However, the Company's two most significant releases, SimCopter and SimGolf were shipped in mid-November-- relatively late in the holiday buying season. In addition, the Company originally had planned to release the follow-on product to SimCity 2000 in March 1997, but subsequently deferred the introduction until fiscal 1998. The delayed release of these products, as well as others, coupled with a difficult retail environment and intense competition for retail shelf space resulted in a significant shortfall in anticipated revenues for fiscal 1997.

  The increase in net revenues from fiscal 1995 to fiscal 1996 was due primarily to demand for the Company's products, especially the Sim family of products. Maxis' top three selling products for fiscal 1996 were SimCity 2000, SimTower and SimIsle. SimCity, SimCity 2000 and related add-on products accounted for 52% of fiscal 1996 net revenues. During fiscal 1995, the same family of products accounted for 59% of net revenues. SimTown was the Company's best-selling product in its learning line, a segment that grew to 18% of net revenues in fiscal 1996, from 11% in fiscal 1995. During fiscal 1996, the Company's product releases included SimCity 2000 Special Edition, SimIsle, SimTower for Windows, SimTown for Windows and Full Tilt! Pinball, as well as several affiliate partner products.

  International revenues, including foreign licensing, comprised 33% of total net revenues in fiscal 1997, as compared to 20% in fiscal 1996. The increase was driven primarily by the March 1997 release of Kick Off '97 in Europe. During fiscal 1996, international expansion also contributed to overall revenue growth with international sales reaching 20% of net revenues in fiscal 1996, an increase from 15% of net revenues in fiscal 1995. Major territories contributing to the Company's international growth were Japan and Europe. During fiscal 1998, the Company expects that international revenues will increase in absolute dollars. A portion of the Company's international sales are denominated in foreign currencies and, accordingly, the Company is subject to foreign currency exchange risk.

  Affiliate partner sales were 7%, 10%, and 11% of net revenues in fiscal 1997, 1996 and 1995, respectively. The Company recently evaluated the market for its affiliate products and recognized that many affiliates do not have the necessary resources to support their product lines in light of the increasing competition for retail space. Consequently, the Company decided to significantly scale down its affiliate label program, and therefore expects a significantly reduced revenue contribution from affiliate products in fiscal 1998.

 Cost of revenues

                                     1997    DECREASE  1996    INCREASE  1995
                                    -------  -------- -------  -------- -------
                                             (DOLLARS IN THOUSANDS)
Cost of revenues................... $16,899    5.6%   $17,897    26.2%  $14,186
Gross profit.......................    65.0%             67.7%             62.8%

  The Company's cost of revenues includes all costs of media, manuals, duplication, packaging materials, assembly and freight. In addition, royalties are included in cost of revenues. The Company's gross profit is affected by the mix of sales among products that are developed or licensed by Maxis and affiliate partner products that are developed by third parties and distributed by the Company. Gross profit and operating expenses are significantly lower for affiliate partner products because the Company's services are generally limited to sales, distribution and related functions.

  The decrease in gross profit percentage from fiscal 1996 to fiscal 1997 was due to several factors. During fiscal 1997, the Company derived a higher percentage of net revenues from game console products, due primarily to sales of SimCity 2000 for the PlayStation. The percentage of revenues from game consoles was 13% in fiscal 1997, as compared to 3% in fiscal 1996. Cost of goods sold generally is higher for game console products than for PC-based Maxis products. Also, during the third quarter of fiscal 1997, the Company commenced shipments in Germany under a new distribution arrangement. The arrangement requires payment of fixed selling/distribution fees and customer discounts, generally resulting in lower gross margins. In addition, the Company experienced lower average selling prices because of an increase in the percentage of revenues from sales of Maxis' lower-priced Collector's Series products and lower average selling prices for some of its older products. Finally, the Company included sales premiums in its initial shipments of four Sim-branded titles released in the third quarter of 1997, thereby increasing the cost of goods sold for these products.

  The increase in gross profit percentage from fiscal 1995 to fiscal 1996 was primarily due to a greater mix of products with lower royalty rates.

  The Company's gross profit percentage has fluctuated significantly on a quarterly basis. During fiscal 1997, the gross profit percentage ranged from 55.5% in the second fiscal quarter to 73.9% in the fourth fiscal quarter. Quarterly gross profit is affected by the mix of sales among products that are developed or licensed by Maxis and affiliate partner products that are developed by third parties and distributed by the Company, as well as other factors. During fiscal 1998, the Company expects gross profit to continue to fluctuate on a quarterly basis and further expects significantly lower gross profit in the first and second fiscal quarters relative to the third and fourth fiscal quarters, due primarily to the expected timing of certain Maxis-published product releases.

 Operating expenses

                                      1997    INCREASE  1996    INCREASE  1995
                                     -------  -------- -------  -------- ------
                                              (DOLLARS IN THOUSANDS)
Research and development............ $12,652    50.3%  $ 8,416    40.1%  $6,008
Percentage of net revenues..........    26.2%             15.2%            15.7%
Acquisition-related charge..........     --      n/a   $ 2,232     100%     --
Percentage of net revenues..........     --                4.0%             --
Sales and marketing................. $16,517    28.6%  $12,843    45.7%  $8,813
Percentage of net revenues..........    34.2%             23.2%            23.1%
General and administrative.......... $ 6,747    22.6%  $ 5,504    31.5%  $4,184
Percentage of net revenues..........    14.0%              9.9%            11.0%

RESEARCH AND DEVELOPMENT

  Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts and to fund third party software development costs. Third party software development costs include advanced product development payments, which are expensed as paid. The Company believes that significant investments in research and development are required to remain competitive and has therefore consistently increased the absolute amount of spending for research and development. Research and development expense as a percentage of net revenue increased from fiscal 1996 to fiscal 1997 due primarily to added expenses incurred for the development of new products and additional personnel and related costs, as well as relatively lower net revenues in fiscal 1997. Also, operating costs related to Cinematronics LLC were included in the Company's results of operations for all of fiscal 1997. There were no such costs prior to fiscal 1997 because the Company acquired Cinematronics LLC in March 1996. Research and development expenses as a percentage of net revenues for fiscal 1996 as compared to fiscal 1995 remained relatively unchanged. During fiscal 1998, the Company intends to continue its investment in research and development and therefore expects these expenses to increase in absolute dollars.

  Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

ACQUISITION OF CINEMATRONICS LLC

  In March 1996 the Company acquired for cash Cinematronics LLC, an independent developer of entertainment software based in Austin, Texas. The business combination was recorded as a purchase for accounting purposes. In connection therewith, the Company recorded a nonrecurring acquisition-related charge of approximately $2.2 million for acquired in-process technology.

SALES AND MARKETING

  Sales and marketing expenses, which include customer support services, increased significantly in absolute dollars primarily due to expansion of the Company's domestic and European sales and marketing organizations. Also, during the first quarter of fiscal 1997, the Company opened a sales, marketing and development office in Tokyo, Japan. There were no comparable costs prior to fiscal 1997. In addition, the Company increased expenditures for product advertising, trade shows and marketing programs with customers. Sales and marketing expenses as a percentage of net revenue increased from fiscal 1996 to fiscal 1997 due to relatively lower net revenues in fiscal 1997. From fiscal 1995 to fiscal 1996, sales and marketing expenses as a percentage of revenues remained relatively unchanged.

  Competition for retail shelf space is extremely competitive, as well as increasingly costly. Therefore, in order to continue to distinguish the Company and its products in the marketplace, the Company expects to continue aggressive marketing and sales programs. Consequently, the Company expects marketing and sales expenses to continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses have increased in absolute dollars each year primarily due to increased staffing and related costs necessary to support the Company's operations. General and administrative expenses as a percentage of net revenues increased from fiscal 1996 to fiscal 1997 due to relatively lower net revenues in fiscal 1997. In addition, the Company incurred bad debt expenses related to the bankruptcies of two of its large customers in fiscal 1997. Excluding the bankruptcy-related charges and costs associated with the Merger, the Company expects the level of general and administrative expenses to increase slightly in absolute dollars in fiscal 1998, as compared to fiscal 1997.

 Interest income

                                          1997   INCREASE  1996   INCREASE 1995
                                         ------  -------- ------  -------- ----
                                                (DOLLARS IN THOUSANDS)
Interest Income......................... $1,640    9.8%   $1,493   560.6%  $226
Percentage of Net Revenues..............    3.4%             2.7%           0.6%

  Interest income increased in absolute dollars and as a percentage of net revenues due to higher average invested cash balances and relatively lower net revenues in fiscal 1997. The significant increase in interest income from fiscal 1995 to fiscal 1996 was due to cash received in the Company's June 1995 initial public offering.

 Provision (benefit) for income taxes

                                       1997     CHANGE   1996   INCREASE  1995
                                      -------   ------  ------  -------- ------
                                             (DOLLARS IN THOUSANDS)
Provision (Benefit) for Income
 Taxes............................... $(1,238)  132.4%  $3,825   103.6%  $1,879
Effective Income Tax Rate............     (42)%             38%              36%

  The year-to-year fluctuations in the provision for income taxes and the effective income tax rate reflect the Company's income growth in 1996 and adjustments to the valuation allowance for deferred tax assets in 1995. The effective annual income tax benefit rate of 42% in fiscal 1997 is due to the high level of tax-exempt interest income relative to pretax income. In fiscal year 1998, the Company expects its effective annual income tax rate to be approximately 38%. See Note 5 to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

  During fiscal 1994, the Company discontinued certain unprofitable operations related to the development of software for commercial purposes that had been initiated in fiscal 1993. In connection with the discontinuance of these activities, the Company incurred net losses of $600,000 and $376,000 for fiscal 1993 and fiscal 1994, respectively, and a net gain on disposal of the related assets of $303,000 in fiscal 1995. See Note 9 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.03 for the fiscal year ended March 31, 1996. There is no impact expected for the fiscal years ended March 31, 1997 and 1995. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

  On June 1, 1995, the Company consummated an initial public offering of 3,450,000 shares of common stock, of which 2,450,000 were sold by the Company. The Company raised approximately $35,500,000 net of expenses. As of March 31, 1997, the Company's principal sources of liquidity included cash and short-term investments of $38.0 million and longer-term investments totaling approximately $10.3 million, generally maturing one to two years from purchase. The Company's cash and investments are available to meet seasonal working capital requirements. Seasonally higher revenues during the year-end holiday buying season generally result in increased accounts receivable and working capital during the fourth calendar quarter.

  The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. The Company's operating activities used cash of $0.6 million in fiscal 1997 and provided cash of $8.1 million and $5.2 million in fiscal 1996 and 1995, respectively.

  In June 1995, the Company entered into a seven-year lease, commencing in September 1995, for new office space to house its corporate headquarters. The lease agreement and related amendments provide for monthly payments beginning at $75,000 and escalating to $96,000 during the term of the lease. The Company may shorten the term of the lease to five years and six months in exchange for a one-time payment equal to three months' rent. During fiscal 1998, the Company expects to incur approximately $1.3 million in capital expenditures. From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the business of Maxis, such as the acquisition of Cinematronics LLC. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity.

  The Company believes that existing working capital and cash from operations will satisfy its liquidity and capital requirements for at least the next year.

RISK FACTORS AFFECTING FUTURE EARNINGS AND STOCK PRICE

  Preceding sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's potential for future success, the revenue potential of international markets and game consoles, gross profit and net income on a quarterly basis, the level of affiliated product revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, the anticipated effective income tax rate, future capital expenditures and the Company's ability to satisfy its liquidity and working capital requirements of the next year. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report .

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

  The Company's operating results also may fluctuate significantly due to changes in product plans or delays in completing and shipping products. For example, in July 1996 the Company discontinued the development of The Mindwarp, an action game scheduled to ship during fiscal 1997. In connection with this decision, the Company closed its Utah development office. In mid-November 1996, the Company released SimCopter approximately one month later than originally planned. Due to the importance of the holiday buying season, the delay in shipping SimCopter resulted in a significant shortfall in the Company's anticipated revenues for the quarter and fiscal year. Such risks apply to all of the Company's products under development.

  SimCity, its successor Sim City 2000 and related add-on products represented 46% of net revenues of Maxis for fiscal 1997 and 52% of net revenues for fiscal 1996. Maxis originally planned to release, the follow on product to SimCity 2000, in March 1997, but has deferred the introduction until fiscal 1998. Failure to ship SimCity 3000 for the calendar 1997 holiday season would have a material adverse effect on the operating results of Maxis during the current fiscal year and, in particular, the third fiscal quarter.

  Sales to a limited number of distributors and retailers have constituted and are anticipated to continue to constitute a substantial majority of the Company's net revenues. The loss of, or significant reduction in, sales attributable to any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. Distribution and retailing businesses in the computer industry from time to time have experienced significant fluctuations in their businesses and there have been a number of business failures among such entities. For example, NeoStar, a retailer with over 650 retail stores, filed for Chapter 11 bankruptcy in September 1996. In connection with this event, the Company incurred expenses for bad debt of $1,031,000 in fiscal 1997. Although the Company performs periodic credit evaluations of its customers, the insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company's success depends on the timely introduction of successful new products to replace declining revenues from older products. In response to competitive pressures Maxis may take certain pricing and/or marketing actions. The Company has in the past, and will likely in the future, reduce the price of older products and offer promotions to extend the life cycle of its products. Such actions could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, to obtain licenses to intellectual properties from third parties before products incorporating such properties have been introduced or have achieved market acceptance.

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

  The Company's gross profit is affected by the mix of sales among products that are developed or licensed by the Company and products that are developed by third party affiliate partners and distributed by the Company. Gross profit and operating expenses are significantly lower on affiliate partner products because the Company's services with respect to such products generally are limited to sales, distribution and related functions. The Company evaluated the market for affiliate products and, effective in fiscal 1998, decided to scale down its affiliate program. The Company consequently terminated all but one of its affiliate partners. While the Company is contractually obligated to distribute products for terminated affiliates until December 31, 1997, certain affiliates may elect to discontinue their business with Maxis sooner. Because of this change in its affiliate program, the Company expects a substantially reduced amount of net revenues from affiliate products in fiscal 1998.

  The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results as well as other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. The extreme volatility of the stock market has particularly affected the market prices of equity securities of many high technology companies and prices have often been disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions in general and in the software industry in particular, may adversely affect the market price of the Company's Common Stock.

  The announcement of the Merger of Maxis with Electronic Arts may increase the likelihood of a number of changes to Maxis' business, any of which could have a material adverse effect. Such changes include, but are not limited to: loss of key management, development or other personnel; deterioration of customer relationships; returns of product in excess of normal returns; reduction or cessation of orders for products, or cancellation of agreements by distributors of the Maxis product line, certain of which have already communicated their intention to take all or some of such actions; confusion of potential buyers of Maxis products; and delays in product development and diminution of the Sim brand. If the Merger were not completed for any reason, Maxis could be materially adversely affected by such changes, and restoring the Maxis business to its pre-announcement value could require a substantial period of time, require significant expenditures or prove impossible. As a result of the factors described above, the failure to consummate the Merger for any reason could have a material adverse effect on the Company's business, operating results, financial condition and stock trading price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Maxis, Inc.

  We have audited the accompanying consolidated balance sheets of Maxis, Inc. at March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxis, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Walnut Creek, California
May 5, 1997, except for Note
14 as to which the date is
June 4, 1997

                                  MAXIS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 MARCH 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $16,387  $20,102
  Marketable securities......................................  21,658   22,788
  Accounts receivable, less allowances for returns and
   doubtful accounts of $7,782 in 1997 and $5,607 in 1996....   7,888    6,991
  Inventories................................................   2,026    1,543
  Income taxes refundable....................................   1,134      227
  Deferred income taxes......................................   2,249    2,808
  Other current assets.......................................     715      872
                                                              -------  -------
Total current assets.........................................  52,057   55,331
Long-term marketable securities..............................  10,278    6,119
Furniture and equipment, net.................................   4,630    3,243
Deferred income taxes........................................   1,991    2,023
Other assets.................................................     373      584
                                                              -------  -------
Total assets................................................. $69,329  $67,300
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 1,890  $ 1,607
  Payable to affiliate partners..............................     537      631
  Royalties payable..........................................   1,214    1,373
  Accrued compensation.......................................   1,471    1,685
  Accrued advertising........................................   1,480    1,538
  Other accrued liabilities..................................   3,692    2,585
  Accrued rent...............................................     514      647
                                                              -------  -------
Total current liabilities....................................  10,798   10,066
                                                              -------  -------
Commitments
Stockholders' equity:
  Common stock, $.0001 par value; authorized shares,
   40,000,000; issued and outstanding, 11,250,438 in 1997 and
   10,989,906 in 1996........................................  53,271   50,514
  Notes receivable from stockholders.........................    (161)    (269)
  Deferred compensation......................................     (32)    (139)
  Retained earnings..........................................   5,453    7,128
                                                              -------  -------
Total stockholders' equity...................................  58,531   57,234
                                                              -------  -------
Total liabilities and stockholders' equity................... $69,329  $67,300
                                                              =======  =======

                            See accompanying notes.

                                  MAXIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEARS ENDED MARCH 31,
                                                        ------------------------
                                                         1997     1996    1995
                                                        -------  ------- -------
Net revenues..........................................  $48,262  $55,412 $38,147
Cost of revenues......................................   16,899   17,897  14,186
                                                        -------  ------- -------
Gross profit..........................................   31,363   37,515  23,961
                                                        -------  ------- -------
Operating expenses:
  Research and development............................   12,652    8,416   6,008
  Acquisition-related charge..........................      --     2,232     --
  Sales and marketing.................................   16,517   12,843   8,813
  General and administrative..........................    6,747    5,504   4,184
                                                        -------  ------- -------
Total operating expenses..............................   35,916   28,995  19,005
                                                        -------  ------- -------
Income (loss) from operations.........................   (4,553)   8,520   4,956
Interest income.......................................    1,640    1,493     226
                                                        -------  ------- -------
Income (loss) from continuing operations before income
 taxes................................................   (2,913)  10,013   5,182
Provision (benefit) for income taxes..................   (1,238)   3,825   1,879
                                                        -------  ------- -------
Income (loss) from continuing operations..............   (1,675)   6,188   3,303
Discontinued operations:
  Gain on disposal of discontinued operations (net of
   income tax expense of $173)........................      --       --      303
                                                        -------  ------- -------
Net income (loss).....................................  $(1,675) $ 6,188 $ 3,606
                                                        =======  ======= =======
Per share amounts:
  Income (loss) from continuing operations............  $  (.15) $   .56 $   .37
                                                        =======  ======= =======
  Net income (loss) per share.........................  $  (.15) $   .56 $   .40
                                                        =======  ======= =======
Shares used in per share calculations.................   11,180   11,051   8,915
                                                        =======  ======= =======


                            See accompanying notes.

                                  MAXIS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                             NOTES
                          COMMON STOCK     RECEIVABLE  RETAINED                   TOTAL
                         ---------------      FROM     EARNINGS    DEFERRED   STOCKHOLDERS'
                         SHARES  AMOUNT   STOCKHOLDERS (DEFICIT) COMPENSATION    EQUITY
                         ------  -------  ------------ --------- ------------ -------------
Balances at March 31,
 1994...................  5,806  $   944     $(118)     $(2,065)    $ --         $(1,239)
 Common stock options
  exercised.............    115       89       --           --        --              89
 Issuance of common
  stock for notes
  receivable............    410      303      (303)         --        --             --
 Repurchase of common
  stock.................    (21)     (10)        6          --        --              (4)
 Deferred compensation
  resulting from grant
  of options............    --       940       --           --       (940)           --
 Amortization of
  deferred
  compensation..........    --       --        --           --        450            450
 Net income.............    --       --        --         3,606       --           3,606
 Accretion of preferred
  stock.................    --       --        --          (514)      --            (514)
                         ------  -------     -----      -------     -----        -------
Balances at March 31,
 1995...................  6,310    2,266      (415)       1,027      (490)         2,388
 Accretion of preferred
  stock.................    --       --        --           (87)      --             (87)
 Conversion of preferred
  stock into common
  stock.................  2,094   11,449       --           --        --          11,449
 Issuance of common
  stock in initial
  public offering, net
  of issuance costs.....  2,450   35,508       --           --        --          35,508
 Common stock issued
  under stock option and
  stock purchase plans..    153      406       --           --        --             406
 Tax benefits resulting
  from employee stock
  transactions..........    --       897       --           --        --             897
 Repurchases of common
  stock.................    (17)     (12)      --           --        --             (12)
 Repayment of notes
  receivable............    --       --        146          --        --             146
 Net income.............    --       --        --         6,188       --           6,188
 Amortization of
  deferred
  compensation..........    --       --        --           --        351            351
                         ------  -------     -----      -------     -----        -------
Balances at March 31,
 1996................... 10,990   50,514      (269)       7,128      (139)        57,234
 Common stock issued
  under stock option and
  stock purchase plans..    280      807       --           --        --             807
 Tax benefits resulting
  from employee stock
  transactions..........    --     1,968       --           --        --           1,968
 Repurchases of common
  stock.................    (20)     (11)      --           --        --             (11)
 Repayment of notes
  receivable............    --        (7)      108          --        --             101
 Net loss...............    --       --        --        (1,675)      --          (1,675)
 Amortization of
  deferred
  compensation..........    --       --        --           --        107            107
                         ------  -------     -----      -------     -----        -------
Balances at March 31,
 1997................... 11,250  $53,271     $(161)     $ 5,453     $ (32)       $58,531
                         ======  =======     =====      =======     =====        =======

                            See accompanying notes.

                                  MAXIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED MARCH 31,
                                                    1997      1996     1995
                                                   -------  --------  -------
OPERATING ACTIVITIES
Net Income (loss)................................. $(1,675) $  6,188  $ 3,606
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for returns and doubtful accounts.....   2,175     2,696      930
  Depreciation....................................   1,525       991      572
  Acquisition-related charge......................     --      2,232      --
  Deferred income taxes...........................     591    (1,950)  (1,765)
  Gain on disposal of discontinued operations.....     --        --      (303)
  Amortization of deferred compensation...........     107       351      450
Changes in operating assets and liabilities:
  Accounts receivable.............................  (3,072)   (5,914)   1,558
  Inventories.....................................    (483)      148     (582)
  Income taxes refundable.........................    (907)     (354)    (908)
  Other current assets............................     157      (509)    (275)
  Other assets....................................     211      (576)     244
  Accounts payable................................     283       189      905
  Payable to affiliate partners...................     (94)      445     (311)
  Royalties payable...............................    (159)      162       92
  Accrued compensation............................    (214)      514      551
  Accrued advertising.............................     (58)      839      327
  Other accrued liabilities.......................     974     2,653      107
                                                   -------  --------  -------
Net cash provided by (used in) operating
 activities.......................................    (639)    8,105    5,198
INVESTING ACTIVITIES
Purchases of held-to-maturity securities.......... (23,627)  (24,989)  (7,280)
Maturities of held-to-maturity securities.........  20,598     5,183    7,162
Purchases of available-for-sale securities........     --     (9,000)  (3,424)
Maturities of available-for-sale securities.......     --      5,944    1,481
Additions to furniture and equipment..............  (2,912)   (2,354)  (1,560)
Net cash paid for acquisition.....................     --     (2,342)     --
                                                   -------  --------  -------
Net cash used in investing activities.............  (5,941)  (27,558)  (3,621)
FINANCING ACTIVITIES
Repayment of notes receivable from shareholders...     101       146      --
Proceeds from issuance of common stock............     --     35,508      --
Proceeds from issuance of ESPP stock..............     599       302      --
Repurchase of common stock........................     (11)      (12)      (4)
Proceeds from exercise of options.................     208       104       89
Tax benefit from exercise of stock options........   1,968       897      --
                                                   -------  --------  -------
Net cash provided by financing activities.........   2,865    36,945       85
Net increase (decrease) in cash and cash
 equivalents......................................  (3,715)   17,492    1,662
Cash and cash equivalents at beginning of year....  20,102     2,610      948
                                                   -------  --------  -------
Cash and cash equivalents at end of year.......... $16,387  $ 20,102  $ 2,610
                                                   =======  ========  =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 ACTIVITIES:
  Accretion of preferred stock.................... $   --   $     87  $   514
  Conversion of preferred stock to common stock... $   --   $ 11,449  $   --
  Issuance of common stock for notes receivable... $   --   $    --   $   303
  Repurchase of common stock in exchange for
   reduction of notes receivable.................. $   --   $    --   $    (6)
  Forgiveness of note receivable from
   stockholder.................................... $    (8) $    --   $   --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income tax payments............................. $   434  $  5,232  $ 4,809

                            See accompanying notes.

                                  MAXIS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MAXIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

  Maxis, Inc. ("Maxis" or the "Company"), a Delaware corporation, develops, publishes and markets entertainment software for personal computers and 32-bit game consoles. The Company currently sells its software products, including affiliate partner products, in North America through software distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and mail order companies. Internationally, the Company sells its products through a combination of distribution, direct retail and licensing arrangements.

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates. Gains and losses from this translation have not been material. Foreign currency transaction gains and losses, which have not been material, are included in the consolidated statements of operations.

REVENUE RECOGNITION

 Product sales

  Revenue from product sales is recognized upon shipment of product to the customer, net of appropriate allowances for returns, provided that no significant vendor obligations remain and collection is deemed probable. Costs associated with certain post-sales customer obligations are accrued.

 Software licenses

  Software license revenue and royalty advances are recognized as revenue at the time the Company has completed all significant performance obligations under the terms of the license agreement and any amounts paid are nonrefundable. Amounts received prior to revenue recognition are recorded as deferred revenue. Continuing royalties received under the terms of licensing agreements are recognized as revenue when the amount of royalties is determinable. Revenue from software license agreements totaled $4,569,000, $5,479,000 and $2,643,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

MAJOR CUSTOMERS

  Net revenues from sales to one customer accounted for 10% of net revenues for the fiscal year ended March 31, 1997. Net revenues from sales to three major customers accounted for 12%, 11%, and 10% of net revenues for the fiscal year ended March 31, 1996. Net revenues from sales to one customer accounted for 19% of net revenues for the fiscal year ended March 31, 1995.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of cash and highly liquid short-term cash investments with original maturities of three months or less.

                                  MAXIS, INC.

MARKETABLE SECURITIES

  Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are carried at amounts which approximate fair value. Realized gains and losses during fiscal 1997 and 1996 on available-for-sale securities were not material.

ACCOUNTS RECEIVABLE

  The Company's accounts receivable are principally from distributors and retailers of the Company's products. Accounts receivable are recorded net of allowances for potential credit losses ($1,794,000 and $564,000 at March 31, 1997 and 1996, respectively) and sales returns ($5,988,000 and $5,043,000 at March 31, 1997 and 1996, respectively). The Company performs periodic credit evaluations of its customers and generally does not require collateral. Actual credit losses and sales returns may differ from the Company's estimates, and such differences could be material to the financial statements.

INVENTORIES

  Inventories are valued at the lower of standard cost, which approximates cost, determined using the first-in, first-out method, or market. The Company evaluates the quantities on hand relative to current selling prices and historical and forecasted sales volume. Based on these evaluations, provisions are made to write inventories down to net realizable value.

FURNITURE AND EQUIPMENT

  Furniture and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

CAPITALIZED SOFTWARE COSTS

  Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. No such costs have been capitalized because the impact on the financial statements would be immaterial.

ROYALTIES EXPENSE

  Royalties are recognized as cost of revenues based on actual net product sales or software license revenue. Royalty costs, which are included in cost of revenues, were $2,058,000, $3,291,000 and $2,304,000 in fiscal 1997, 1996 and 1995, respectively. Royalties paid to a director and stockholder of the Company, who is the developer of some of Maxis' software products, totaled $214,000, $243,000 and $323,000 in fiscal 1997, 1996 and 1995, respectively.

INCOME TAXES

  The Company accounts for income taxes using the liability method required by statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax

                                  MAXIS, INC.

effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PER SHARE DATA

  Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, options to purchase common stock (using the treasury stock method) granted by the Company during the 12 months immediately preceding the initial public offering date have been included in the calculation of weighted average number of common shares outstanding as if the underlying shares were outstanding for the year ended March 31, 1995.

STOCK-BASED COMPENSATION

  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in the year ended March 31, 1997, has adopted the "disclosure only" alternative described in Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

RECENTLY ISSUED ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which is required to be adopted for the Company's fiscal year ended March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.03 for the fiscal year ended March 31, 1996. There is no impact expected for the fiscal years ended March 31, 1997 and 1995. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

                                  MAXIS, INC.

2. MARKETABLE SECURITIES

  At March 31, 1997, the Company's held-to-maturity and available-for-sale debt securities consist of the following (in thousands):

                                             HELD-TO-MATURITY SECURITIES
                                      -----------------------------------------
                                                GROSS      GROSS     ESTIMATED
                                              UNREALIZED UNREALIZED FAIR MARKET
                                       COST     GAINS      LOSSES      VALUE
                                      ------- ---------- ---------- -----------
   Municipal Bonds................... $28,436    $184       --        $28,620
   Municipal Notes...................   1,000      22       --          1,022
                                      -------    ----       ---       -------
   Total held-to-maturity
    securities....................... $29,436    $206       --        $29,642
                                      =======    ====       ===       =======
                                            AVAILABLE-FOR-SALE SECURITIES
                                      -----------------------------------------
                                                GROSS      GROSS     ESTIMATED
                                              UNREALIZED UNREALIZED FAIR MARKET
                                       COST     GAINS      LOSSES      VALUE
                                      ------- ---------- ---------- -----------
   Market Auction Preferreds......... $ 8,600    $ 20       --        $ 8,620
   Money Market Funds................   1,137     --        --          1,137
                                      -------    ----       ---       -------
     Total available-for-sale
      securities.....................   9,737      20       --          9,757
                                      -------    ----       ---       -------
     Total marketable securities..... $39,173    $226       --        $39,399
                                      =======    ====       ===       =======

  Such debt securities have been recorded as cash and cash equivalents ($7,237,000), short-term marketable securities ($21,658,000) and long-term marketable securities ($10,278,000). The contractual maturities of held-to-maturity and available-for-sale debt securities at March 31, 1997, are all two years or less. For all periods presented, realized gains and losses on available-for-sale securities were not material.

3. INVENTORIES

  Inventories consist primarily of software media, manuals and related packaging materials as follows (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Raw materials and work-in process............................. $1,008 $  356
   Finished goods................................................  1,018  1,187
                                                                  ------ ------
                                                                  $2,026 $1,543
                                                                  ====== ======

4. FURNITURE AND EQUIPMENT

  Furniture and equipment consists of the following (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Computer equipment and software............................... $5,149 $3,099
   Furniture.....................................................  1,141    955
   Office equipment..............................................  1,180    892
   Leasehold improvements........................................    969    581
                                                                  ------ ------
                                                                   8,439  5,527
   Less accumulated depreciation.................................  3,809  2,284
                                                                  ------ ------
                                                                  $4,630 $3,243
                                                                  ====== ======

                                  MAXIS, INC.

5. INCOME TAXES

  Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

                                                       YEARS ENDED MARCH 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   Current:
     Federal......................................... $(2,373) $ 4,006  $ 2,753
     State...........................................     189    1,347      876
     Foreign.........................................     355      422      188
                                                      -------  -------  -------
   Total current.....................................  (1,829)   5,775    3,817
   Deferred:
     Federal.........................................     967   (1,540)    (964)
     State...........................................    (376)    (410)    (296)
     Effect of valuation allowance adjustment........     --       --      (505)
                                                      -------  -------  -------
   Total deferred....................................     591   (1,950)  (1,765)
                                                      -------  -------  -------
   Total current and deferred provision (benefit).... $(1,238) $ 3,825  $ 2,052
                                                      =======  =======  =======

  The reconciliation of income taxes attributable to income (loss) from continuing operations computed at the U.S. federal statutory tax rates to the effective tax rate of the provision (benefit) for income taxes is as follows:

                                                   YEARS ENDED MARCH 31,
                                                  ----------------------------
                                                   1997       1996      1995
                                                  -------    -------   -------
   Tax at U.S. statutory rates...................     (35)%       35%       34%
   State income taxes............................      (4)         6         7
   Tax exempt interest...........................     (17)        (4)      --
   Foreign taxes.................................      13        --        --
   Other.........................................       1          1         4
   Effect of valuation allowance adjustment......     --         --         (9)
                                                  -------    -------   -------
                                                      (42)%       38%       36%
                                                  =======    =======   =======

  Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                    MARCH 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------  ------
   Reserve for returns and doubtful accounts..................... $2,307  $2,386
   Expenses not currently deductible for income tax purposes.....    740     981
   Depreciation..................................................    748   1,022
   Other.........................................................    (41)    442
   Net operating loss carryforward...............................    486     --
                                                                  ------  ------
   Total deferred tax assets..................................... $4,240  $4,831
                                                                  ======  ======

  The Company has state net operating loss carryforward of $5,225,000 which expire in the year 2002.

                                  MAXIS, INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

  In April 1995, the Company was reincorporated in the State of Delaware. As part of this reincorporation, each outstanding share of the former California corporation no par common stock was converted to one share of Delaware corporation $.0001 par value common stock and each share of the former California corporation no par preferred stock was converted to two shares of the Delaware corporation $.0001 par value preferred stock. All preferred shares and per share information has been restated to reflect the effect of the conversion.

  On June 1, 1995, the Company consummated an initial public offering of 3,450,000 shares of common stock that raised approximately $35.5 million, net of expenses. Of the 3,450,000 shares of common stock, 2,450,000 shares were sold by the Company and 1,000,000 shares were sold by selling stockholders.

1993 STOCK OPTION PLAN

  In June 1993, the Company established a stock option plan ("1993 Plan") under which incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company to purchase up to 1,854,000 shares of common stock. The options may be granted at an exercise price not less than 85% of the fair market value of the common stock at the date of grant. The fair market value of the common stock was determined by the Board of Directors. All options currently outstanding are immediately exercisable upon grant and generally vest over various periods as determined by the Board of Directors at the time of grant. The Company retains the right to repurchase (at the original purchase price) nonvested shares held at the time of termination of employment. At March 31, 1997, 97,000 shares were subject to the Company's right of repurchase. In June 1995, the 1993 Plan was superseded by the 1995 stock option plan. At that time, the remaining 354,000 options available for grant under the 1993 Plan were canceled.

1995 STOCK OPTION PLAN

  In May of 1995, the Company established a stock option plan ("1995 Plan") which provides for grants of options to employees and consultants of the Company and its subsidiaries to purchase up to 1,775,000 shares of common stock. With respect to incentive stock options granted under the 1995 Plan, the exercise price must be at least equal to the fair market value per share of common stock at the grant date. Options under the 1995 Plan generally vest and become exercisable at a rate of 25% of the shares subject to option on the first anniversary of the commencement of vesting and 25% of the shares each year thereafter.

                                  MAXIS, INC.

  Changes in options outstanding during fiscal 1995, 1996 and 1997 for the combined plans were as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                             OF SHARES   PRICE
                                                             ---------  --------
   Outstanding at March 31, 1994............................    12,000   $ 0.64
     Options granted........................................ 1,072,000     1.00
     Options exercised......................................  (525,000)    0.75
     Options canceled.......................................   (11,000)    0.70
                                                             ---------
   Outstanding at March 31, 1995............................   548,000     1.21
     Options granted........................................   272,000    26.80
     Options exercised......................................  (131,000)    0.80
     Options canceled.......................................   (26,000)   11.10
                                                             ---------
   Outstanding at March 31, 1996............................   663,000    11.31
     Options granted........................................   790,000    14.57
     Options exercised......................................  (230,000)    0.90
     Options canceled.......................................  (179,000)   11.80
   Outstanding at March 31, 1997............................ 1,044,000    15.99
                                                             =========
   Options vested and exercisable at March 31, 1997.........   165,000
                                                             =========
   Options available for grant at March 31, 1997............   852,000
                                                             =========

  The weighted average fair value of options granted during fiscal 1997 and 1996 is $8.44 and $15.32 per share, respectively.

  The following table summarizes information with regard to stock options outstanding at March 31, 1997:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                      -------------------------------------- ------------------------------
                                   WEIGHTED
                                    AVERAGE
                                   REMAINING     WEIGHTED                       WEIGHTED
        RANGE OF        OPTIONS   CONTRACTUAL    AVERAGE     OPTIONS VESTED     AVERAGE
    EXERCISE PRICES   OUTSTANDING    LIFE     EXERCISE PRICE AND EXERCISABLE EXERCISE PRICE
    ---------------   ----------- ----------- -------------- --------------- -------------- ---
     $0.725-             119,000     7.55         $ 4.47         112,000         $ 4.27
     11.00..
     $11.25-             344,000     9.36         $11.25             --             --
     11.25..
     $12.00-             266,000     9.45         $14.41           8,000         $12.00
     21.50..
     $23.00-             315,000     8.85         $26.82          45,000         $29.25
     48.00..
                       ---------                                 -------
     $0.725-           1,044,000                                 165,000
     48.00..
                       =========                                 =======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used from grants in 1997 and 1996:

                                                                   1997   1996
                                                                   -----  -----
     Expected volatility.......................................... .6068  .6068
     Risk-free interest rate......................................  6.41%  5.93%
     Expected life of options in years............................     5      5
     Expected dividend yield......................................   --     --

                                  MAXIS, INC.

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                        YEARS ENDED MARCH 31.
                                                        -----------------------
                                                           1997         1996
                                                        -----------  ----------
     Net income (loss)--as reported.................... $    (1,675) $    6,188
     Net income (loss)--pro forma...................... $    (2,848) $    5,747
     Net income (loss) per share--as reported.......... $     (0.15) $     0.56
     Net income (loss) per share--pro forma............ $     (0.25) $     0.52

  Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

  During fiscal 1995, included in options granted and exercised are options granted to the Company's senior management team to purchase 410,000 shares of common stock at prices from $0.73 to $0.80 per share. These options were exercised and common stock was issued in exchange for notes receivable. The notes receivable are for terms from two to nine years, bearing interest at rates ranging from 6.24% to 8.01% with interest payable semiannually and principal due at maturity.

  During fiscal 1995, the Company issued options to purchase 1,072,000 shares of common stock. The Company recorded deferred compensation of $940,000 for financial reporting purposes with respect to such option grants to reflect the difference between the exercise price and deemed fair value, for financial statement presentation purposes, of the Company's common shares. Amortization of deferred compensation for the fiscal years ended March 31, 1997 and 1996, totaled $107,000 and $351,000, respectively.

7. 1995 EMPLOYEE STOCK PURCHASE PLAN

  In May 1995 the Company established an employee stock purchase plan ("ESPP") and has reserved an aggregate of 200,000 shares of common stock. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP is implemented with six-month purchase periods as components of 24-month offering periods, the first such purchase period commenced upon the date of the offering and ended on the last market trading day on December 29, 1995. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the first day of each offering period or last day of each purchase period. The ESPP will expire in the year 2005. In fiscal 1997, a total of 50,000 shares were issued under the plan at prices ranging from $10.41 to $16.79 per share. At March 31, 1997, a total of 128,000 shares were available for issuance under the plan.

8. EMPLOYEE RETIREMENT AND BENEFIT PLAN

  The Company has a defined contribution retirement plan covering substantially all employees which operates under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute amounts to the plan subject to certain limitations. The Company matches contributions by plan participants up to 5% of the participant's pretax compensation. Retirement plan expense for fiscal 1997, 1996 and 1995 was $520,000, $321,000 and
$209,000, respectively.

                                  MAXIS, INC.

9. DISCONTINUED OPERATIONS

  In September 1994, the Company received full payment of the note receivable from the management of the Division at which date the divestiture was accounted for as discontinued operations. The results of operations of the Division for the fiscal year ended March 31, 1995, were accounted for as discontinued operations in the accompanying consolidated statements of income. The sale resulted in a gain, net of applicable income taxes, of $303,000.

10. COMMITMENTS

  In June 1995 the Company entered into a seven-year lease for new office space to house its principal corporate headquarters. The lease agreement and related amendments provide for monthly payments beginning at $75,000, escalating to $96,000 during the term of the lease. The lease is noncancelable for the first five years and six months with the option, at the Company's election, to shorten the term of the lease for a one-time payment equal to three months rent.

  Future minimum lease payments under the Company's operating leases for the periods ending March 31, pursuant to leases outstanding as of March 31, 1997, are due as follows (in thousands):

       1998.............................................................. $1,438
       1999..............................................................  1,170
       2000..............................................................  1,133
       2001..............................................................    837
       2002..............................................................    --
                                                                          ------
                                                                          $4,578
                                                                          ======

  Rent expense under all leases was $ 1,272,000, $1,021,000 and $486,000 for fiscal 1997, 1996 and 1995, respectively.

11. INFORMATION BY GEOGRAPHIC AREA

  Information regarding the Company's operations, including its foreign subsidiaries and export sales, by geographic area is as follows (in thousands):

                                                         YEARS ENDED MARCH 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
   Net revenues:
     North America..................................... $32,705 $43,564 $32,614
     Europe............................................   9,972   7,197   4,135
     Asia / Pacific and other..........................   5,585   4,651   1,398
                                                        ------- ------- -------
                                                        $48,262 $55,412 $38,147
                                                        ======= ======= =======

12. BUSINESS COMBINATION

  In March 1996, the Company acquired for cash Cinematronics LLC, an independent developer of entertainment software, with headquarters in Austin, Texas. The acquisition was accounted for under the purchase method. This purchase resulted in a nonrecurring acquisition related charge of $2,232,000 for acquired in-process technology. During fiscal 1996, the operations of Cinematronics LLC were not material to the Company.

                                  MAXIS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 QUARTER ENDED
                                   --------------------------------------------
                                    JUNE    SEPTEMBER DECEMBER  MARCH
                                     30        30        31      31      YEAR
                                   -------  --------- -------- -------  -------
                                    (IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
Fiscal year 1997:
  Net revenues.................... $ 8,108   $ 8,004  $19,768  $12,382  $48,262
  Gross profit....................   5,128     4,441   12,642    9,152   31,363
  Net income (loss)...............  (1,416)   (2,496)   2,025      212   (1,675)
  Net income (loss) per share.....   (0.13)    (0.22)    0.18     0.02    (0.15)
Fiscal year 1996:
  Net revenues.................... $11,332   $11,779  $20,111  $12,190  $55,412
  Gross profit....................   7,742     8,536   12,912    8,325   37,515
  Net income (loss)...............   1,132     1,722    3,541     (207)   6,188
  Net income (loss) per share.....    0.12      0.15     0.31    (0.02)    0.56

14. SUBSEQUENT EVENT

  On June 4, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Electronic Arts Inc., a Delaware corporation ("Electronic Arts"), a publicly-held company that creates, markets and distributes interactive entertainment software for a variety of hardware platforms, pursuant to which Maxis will become a wholly-owned subsidiary of Electronic Arts (the "Merger"). Under the terms of the Agreement, each share of the Company's Common Stock will be converted into the right to receive
0.3644 of a share of Electronic Arts Common Stock. Each outstanding option to purchase the Company's Common Stock will be converted into an option to purchase Electronic Arts Common Stock at an adjusted exercise price. Consummation of the Merger is conditioned upon the affirmative vote of the Company's stockholders, among other conditions. The Board of Directors of the Company has unanimously approved the Agreement and transactions contemplated thereby. A special meeting of the Company's stockholders will be held to consider and vote upon the proposed Agreement and other related matters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The names of the Company's directors and executive officers and certain information about them are set forth below. There are no family relationships among any directors or executive officers of the Company.

 NAME                                 AGE               POSITION
 ----                                 ---               --------
 Jeffrey B. Braun....................  41 Chairman of the Board of Directors
                                          Chief Executive Officer, President
 Samuel L. Poole.....................  49 and Director
 Valentine Garcia....................  51 Vice President, Operations
                                          Vice President and Chief Financial
 Fred M. Gerson......................  46 Officer
 Deborah L. Gross....................  45 Vice President, Human Resources
 Robin D. Harper.....................  45 Vice President, Marketing
 Douglas B. Litke....................  47 Vice President, Business Development
 Robert Roden........................  45 Vice President of Business Affairs
                                           and General Counsel
 Paul Zuzelo.........................  47 Vice President, Product Development
 Eric C.W. Dunn......................  39 Director
 Charles H. Gaylord, Jr. ............  52 Director
 William H. Janeway..................  54 Director
 Dr. Henry Kressel...................  63 Director
 Avram C. Miller.....................  52 Director
 William R. Wright...................  37 Director

  JEFFREY B. BRAUN is a co-founder of the Company and served as Chief Executive Officer of the Company from November 1993 to August 1996. From 1987 to November 1993, Mr. Braun served as President of the Company and from September 1990 to the present, he has served as Chairman of the Board. Mr. Braun has over 14 years of experience in the software industry.

  SAMUEL L. POOLE has served as President of the Company since November 1993, as Chief Executive Officer since August 1996 and as a Director since April 1994. Mr. Poole joined the Company in August 1992 as Vice President, Sales. From January 1991 to August 1992, he was employed by Disney Software, Inc. as Director of Sales. From January 1989 to January 1991, Mr. Poole was employed at Cinemaware Corporation, a software publisher, as Vice President of Marketing and Sales. From 1984 to 1989, he served as President of IntelliCreations, Inc., a software publisher. Mr. Poole holds an M.B.A. degree from Kent State University and a B.A. degree from Thiel College.

  VALENTINE GARCIA joined the Company in August 1992 as Manager of Manufacturing and was promoted to Vice President of Operations in October 1995. From November 1990 to August 1992, Mr. Garcia was Manager of Engineering and Quality for Mindscape, a software company, (formerly The Software Toolworks) and has managed procurement, contracts and operations for several other organizations, including Unisys Corporation, a computer company, and Xerox Magnetics, a computer peripheral company. Mr. Garcia received his B.S. in Engineering from the University of Santa Clara.

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

  DEBORAH L. GROSS has served as Vice President, Human Resources of the Company since December 1993. Ms. Gross served as Director, Human Resources from June 1990 until December 1993. Ms. Gross joined the Company in January 1990 as Accounting Manager. From 1980 to 1990, Ms. Gross held various positions at The Western Union Telegraph Company and Atlantis, a freight brokerage company. Ms. Gross holds a B.A. degree from St. Mary's College.

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

  ROBERT RODEN joined the Company as Vice President of Business Affairs and General Counsel in August 1996. From September 1991 until August 1996, Mr. Roden served in similar positions for LucasArts Entertainment Company. Prior to September 1991, Mr. Roden was in private practice at the law firm of Howard, Rice, Nemerovski, Canady, Roberton & Falk. Mr. Roden holds a bachelor's degree, a master of public health degree, and a law degree, all from the University of California at Los Angeles.

  PAUL ZUZELO joined Maxis as Vice President of Product Development in December 1996. From July 1995 to November 1996, Mr. Zuzelo was Executive Producer and Head of Product Development for IBM Multimedia Studios. From 1993 to 1995, Mr. Zuzelo worked at Electronic Arts first as Director and General Manager of Studio Services and then later as Director of Business and Operations for their High Score Division. Mr. Zuzelo has also held other management positions including Vice President of Product Development at Mediagenic for their Presentations Tools Division from 1985 to 1989. Mr. Zuzelo received his Bachelor of Arts in Mathematics and Physics from Cornell University and a M.A. in mathematics from University of California, San Diego.

  ERIC C.W. DUNN was appointed to the Company's Board of Directors in March 1996. Mr. Dunn is the Senior Vice President and Chief Technology Officer of Intuit and was the primary architect of the Quicken family of products. He served as Intuit's Chief Financial Officer from the time he joined Intuit in September 1986 through the end of 1993. Before joining Intuit, Mr. Dunn spent three years as a consultant with Bain & Company, a corporate strategy consulting firm. From 1979 to 1981, Mr. Dunn worked as an analyst at IBM.

  CHARLES H. GAYLORD, JR. has served as a Director of the Company since April 1994. Mr. Gaylord is currently working as an independent technology investor. From December 1993 until September 1994, Mr. Gaylord was Executive Vice President for Intuit, Inc. and Chairman of the Board of Chipsoft, Inc. From 1990 until the acquisition of Chipsoft by Intuit in December 1993, he was employed by Chipsoft, initially as President and Chief Executive Officer. For the preceding seventeen years, he held various positions at Transworld Oil International Group of Companies, including serving as President of Transworld Oil America, Inc., a privately-held oil trading and marketing company.

  WILLIAM H. JANEWAY has served as a Director of the Company since June 1992. Since 1988, Mr. Janeway has served as a Managing Director and Head of the Venture Capital High Technology Team of E.M. Warburg, Pincus and Co., LLC, and its predecessor. Mr. Janeway serves as a director of Zilog, Inc., Vanstar Corporation, VERITAS Software Corporation, BEA Systems, Inc., Industri-Matematik International Corp., Ecsoft Group PLC and several privately held companies.

  DR. HENRY KRESSEL has served as a Director of the Company since June 1992. Since 1985, Dr. Kressel has served as a Managing Director of E.M. Warburg, Pincus and Co., LLC, and its predecessor. Dr. Kressel serves as a director of Level One Communications, Inc., Zilog, Inc., TresCom International, NOVA Corp., IA Corporation and several privately held companies.

  AVRAM C. MILLER has served as a Director of the Company since April 1995. Since 1984, Mr. Miller has held various positions at Intel Corporation, a semiconductor manufacturer, most recently as Vice President, Corporate Business Development.

  WILLIAM R. WRIGHT is a co-founder of the Company, has served as Chief Technical Designer since the Company began business in 1987 and as a Director of the Company since September 1990. Mr. Wright is the designer of SimCity, SimCity 2000, SimEarth and SimAnt.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and Nasdaq. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1997 all filing requirements applicable to its executive officers and directors and greater than 10% stockholders were complied with, except that amended Form 4s were filed on behalf of Jeffrey Braun, Robin D. Harper and Will Wright to correct previously filed forms.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

  The following table sets forth the compensation paid by the Company during each of the last three fiscal years ended March 31, 1997, to the Chief Executive Officer, the former Chief Executive Officer and the four other most highly compensated executive officers of the Company during fiscal 1997 (the "Named Executive Officers"):

                                                                        LONG TERM
                                      ANNUAL COMPENSATION              COMPENSATION
                             ----------------------------------------- ------------
                                                                          AWARDS
                                                             OTHER      SECURITIES
                             FISCAL                          ANNUAL     UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY    BONUS(1)   COMPENSATION   OPTIONS    COMPENSATION(2)
---------------------------  ------ --------   --------   ------------ ------------ ---------------
Jeffrey B. Braun........      1997  $225,000       --           --           --          8,834
 Former CEO                   1996   225,000    75,600          --           --          7,733
                              1995   225,000    36,017          --           --         11,758
Samuel L. Poole.........      1997  $190,800   $22,896        5,405(3)    80,000        10,486
 CEO/President                1996   180,000    50,400        3,906(3)       --         10,414
                              1995   150,000    24,011        5,019(3)       --         12,871
Fred M. Gerson..........      1997   159,000    14,310          --        16,000        10,602
 Vice President, Chief        1996   150,000    47,925          --           --         10,621
 Financial Officer            1995    59,135(4)  7,789(4)       --       120,000         3,233
Robin D. Harper.........      1997   130,000    10,998          --        14,000         4,118
 Vice President,              1996   115,560    37,753          --           --          9,355
 Marketing                    1995   108,000    17,288          --        40,000        10,699
Douglas B. Litke........      1997   121,000     8,712          --        14,000        10,427
 Vice President,              1996   111,300    49,195          --           --         10,442
 Business Development         1995   105,000    29,408       26,672(5)    80,000         5,519
M. Ileana Seander(6)....      1997   124,960       --           --        14,000         7,532
 Former Vice President,       1996   110,000    39,545          --           --          5,081
 Sales                        1995    88,573    28,528          --        80,000         3,507

--------
(1) Represents bonus paid in fiscal year 1998 for fiscal 1997 achievements.
(2) Represents matching contributions under Maxis' 401(k) Plan and the full dollar value of life, medical, dental, vision, and long-term disability insurance premiums paid by the Company.
(3) Represents automobile reimbursement.
(4) Fred M. Gerson joined the Company in November 1994, five months prior to the beginning of the 1996 fiscal year.
(5) Represents relocation reimbursement.
(6) Ms. Seander left Maxis after Fiscal Year End.

OPTION/SAR GRANTS IN FISCAL 1997

  The following table sets forth further information regarding the individual grants of stock options pursuant to Maxis' stock option plans during fiscal 1997 to each of the Named Executive Officers.

                                                                GRANT DATE
                                  INDIVIDUAL GRANTS                VALUE
                           ------------------------------- ---------------------
                             NUMBER
                               OF
                           SECURITIES % OF TOTAL
                             UNDER-    OPTIONS/
                             LYING       SARS
                            OPTIONS/  GRANTED TO EXERCISE               GRANT
                              SARS    EMPLOYEES   OR BASE                DATE
                            GRANTED   IN FISCAL    PRICE   EXPIRATION  PRESENT
NAME                         (#)(1)    YEAR(1)   ($/SH)(2)  DATE(3)   VALUE $(4)
----                       ---------- ---------- --------- ---------- ----------
Jeffrey B. Braun..........      --        --         --         --          --
Samuel L. Poole...........   80,000      10.4%    $11.25    9/13/06    $522,560
Fred M. Gerson............   16,000       2.1%     11.25    9/13/06     104,512
Robin D. Harper...........   14,000       1.8%     11.25    9/13/06      91,448
Douglas B. Litke..........   14,000       1.8%     11.25    9/13/06      91,448
M. Ileana Seander.........   14,000       1.8%     11.25    9/13/06      91,448

--------
(1) The Company granted options to purchase 789,606 shares of Common Stock during fiscal 1997, of which 769,606 were granted to employees.
(2) The exercise price may be paid in cash, check, promissory note or shares of the Company's Common Stock, through a cashless exercise procedure involving same-day sale of the purchased shares or by any combination of such methods.
(3) Options may terminate before their expiration date if the optionee's status as an employee or consultant is terminated or upon optionee's death.
(4) The Black-Scholes option pricing model was used assuming a dividend yield of 0, a risk-free interest rate of 6.60%, an expected stock price volatility factor based upon historical experience of 61%, and an expected option life based upon an average of seven months of Maxis actual history and five years historical experience of two other software companies similar to the Company. The attribution of values with the Black-Scholes model to stock option grants requires adoption of certain assumptions, as described above. While the assumptions are believed to be reasonable, the reader is cautioned not to infer a forecast of earnings or dividends either from the model's use or from the values adopted for the model's assumptions. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised.

OPTION EXERCISES AND HOLDINGS

  The following table sets forth information concerning option holdings for the fiscal year ended March 31, 1997 with respect to each of the Named Executive Officers. None of such options were "in-the-money" at fiscal year end. No options were exercised by any Named Executive Officer during fiscal 1997.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED           IN-THE-MONEY
                            OPTIONS AT FY-END (#)       OPTIONS AT FY-END ($)
                         --------------------------- ---------------------------
                         EXERCISABLE NON-EXERCISABLE EXERCISABLE NON-EXERCISABLE
                         ----------- --------------- ----------- ---------------
Jeffrey B. Braun........     --             --           --             --
Samuel L. Poole.........     --          80,000          --           $0.00
Fred M. Gerson..........     --          16,000          --            0.00
Douglas B. Litke........     --          14,000          --            0.00
Robin D. Harper.........     --          14,000          --            0.00
M. Ileana Seander.......     --          14,000          --            0.00

COMPENSATION OF DIRECTORS

  Other than reimbursement for certain expenses incurred in connection with attendance at board and committee meetings, the directors of Maxis did not receive any cash compensation for services provided as directors during fiscal 1997. Effective April 1, 1997, the Company began compensating outside directors at a rate of $2,000 per Board meeting attended and $1,000 per Board conference call attended, with the total compensation not to exceed $20,000. Outside directors may be granted nonstatutory stock options from time to time at the discretion of the Board of Directors. Currently, there are three outside directors of Maxis.

EMPLOYMENT CONTRACTS, TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS

  Messrs. Braun and Wright have employment agreements with the Company. The agreements fix their base compensation, provide for their participation in such employee benefit plans as the Company may adopt from time to time for its management and supervisory personnel generally, and, in certain circumstances, allow for severance payments of up to six months' salary. The agreements are automatically renewed annually unless terminated by either party on 90 days' notice. The agreements also contain confidentiality, proprietary rights and dispute resolution provisions. In connection with the Merger, each of the employment agreements have been amended, effective upon the consummation of the Merger (the "Effective Time of the Merger"). The amendments to the employment agreements to provide that Messrs. Braun and Wright's titles, duties, base compensation and bonus compensation will be determined in good faith by Electronic Arts and Mr. Braun or Mr. Wright, as the case may be, and to provide that the employment agreements will terminate upon the first anniversary of the Effective Time of the Merger, except for the provisions relating to severance payments.

  The 1995 Stock Plan and the 1993 Stock Option Plan (collectively, the "Option Plans") provide that in the event of a merger of the Company with or into another corporation, the Board of Directors (or a Committee appointed by the Board of Directors) may provide for accelerated vesting of all options or stock purchase rights issued pursuant to the Option Plans. Except as set forth below, the Company's Board of Directors has not provided for accelerated vesting of any options or stock purchase rights in connection with the Merger.

  The 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan") provides that in the event of a merger of the Company with or into another corporation, the Board of Directors may shorten the Offering Periods then in progress by setting a new Exercise Date (as those terms are defined in the Stock Purchase
Plan) and can, after prior notification, automatically exercise all options held by the participants in the Stock Purchase Plan who fail to withdraw from an Offering Period. In connection with the Merger, the Company will set the last trading date prior to the Effective Time of the Merger as a new Exercise Date and automatically exercise all options held by the participants in the Stock Purchase Plan who fail to withdraw from any Offering Period.

  In October 1995, agreements with its executive officers providing for the acceleration of unvested stock options (i) immediately preceding a change of control, if such options are not assumed, (ii) immediately preceding a change of control in the event an officer does not or will not receive upon exercise of the officer's stock purchase rights under any stock option agreement the same identical securities and/or other consideration as is received by all other stockholders in any merger, consolidation, sale, exchange or similar transaction occurring upon or after such change of control, (iii) immediately preceding any involuntary termination following a change of control or (iv) six months following a change of control, provided the officer has remained an employee of Maxis. An affirmative vote by the Company's stockholders in favor of the Merger is considered a change of control for purposes of these agreements, however, neither such vote nor consummation of the Merger, in and of themselves, will cause any such acceleration.

  In August 1996, the Company entered into agreements with its non-employee directors providing for the acceleration of options and restricted stock upon any change of control transaction occurring after August 12, 1998.

  Samuel L. Poole, the Company's President and Chief Executive Officer, and Fred M. Gerson, its Chief Financial Officer, have entered into retention arrangements that provide for a payment of cash in an amount equal to one year's annual total cash compensation on the six-month anniversary of a change of control of the Company, if the employee is still employed by the Company prior to those times (and such payments will accelerate if the employee is terminated by the Company prior to such times for any reason other than cause). The early payment will not be made if such employee voluntarily terminates his employment for any reason other than a "constructive termination" by the Company.

  Certain other executive officers of the Company have entered into retention arrangements that provide for a payment of cash equal to either three, four and one-half or six month's salary in the event that they remain with the Company until three months, four and one-half months or six months, respectively, after a change of control of the Company If such employee is terminated by the Company, other than for cause, such employee shall also be entitled to a severance payment upon such employee's termination with the Company for the period equal to three, four and one-half or six months, as the case may be, after such termination. Neither the one time cash payment nor the severance payments will be made if such employee voluntarily terminates his employment for any reason other than a "constructive termination" by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of the Company's Common Stock as of May 31, 1997, with respect to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                          SHARES    APPROXIMATE
                                                       BENEFICIALLY   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                      OWNED        OWNED
------------------------------------                   ------------ -----------
Jeffrey B. Braun (1)..................................  3,209,600      28.5%
 2121 N. California Blvd., Suite 600
 Walnut Creek, CA 94596
Warburg, Pincus Investors, L.P. (2)...................  1,593,750      14.2
 466 Lexington Avenue
 New York, NY 10017
William H. Janeway (3)................................  1,593,750      14.2
Dr. Henry Kressel (3).................................  1,593,750      14.2
William R. Wright (4).................................  1,293,400      11.5
 2121 N. California Blvd., Suite 600
 Walnut Creek, CA 94596
FMR Corp. (5).........................................    840,000       7.5
 82 Devonshire Street
 Boston, MA 02109
Samuel L. Poole (6)...................................    228,668       2.0
Avram C. Miller (7)...................................     24,000         *
Charles H. Gaylord Jr. (8)............................     20,000         *
Eric C.W. Dunn (9)....................................      5,000         *
OTHER OFFICERS
Fred M. Gerson (10) ..................................    122,348       1.1
Robin D. Harper (11)..................................     45,582         *
Douglas B. Litke (12).................................     58,431         *
M. Ileana Seander.....................................     24,375         *
All Directors and Executive Officers as a Group (16     6,707,013      59.3
 Persons) (13)........................................

--------
*   Less than one percent.
 (1) Shares held of record by a trust for the benefit of Mr. Braun.
 (2) The sole general partner of Warburg, Pincus, Investors, L.P. ("Investors") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Investors. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of Investors, has a 20% interest in the profits of Investors. William H. Janeway and Henry Kressel, directors of Maxis, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Janeway and Kressel may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Investors and WP. All of the shares indicated as owned by Messrs. Janeway and Kressel are owned directly by Investors and are included because of Messrs. Janeway and Kressel's affiliation with Investors. Messrs. Janeway and Kressel disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

 (3) All of the shares indicated as owned by Mr. Janeway and Dr. Kressel are owned directly by Warburg and are included because of their affiliation with Warburg. Mr. Janeway and Dr. Kressel disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.
 (4) Includes 1,193,400 shares held of record by a trust for the benefit of Mr. Wright and his family. Also includes 100,000 shares held by a trust for the benefit of a child of Mr. Wright, as to which trust Mr. Wright is not a trustee, and as to which shares Mr. Wright disclaims beneficial ownership.
 (5) Based on a Schedule 13G dated February 14, 1997 and a Report on Form 13F filed by FMR Corp. ("FMR") with the Commission. FMR, a parent holding company, has sole voting power with respect to 23,400 shares and sole dispositive power with respect to all shares indicated.
 (6) Includes 1,400 shares held by the children and grandchildren of Mr. Poole, as to which shares Mr. Poole disclaims beneficial ownership.
 (7) Includes 20,000 shares subject to stock option exercisable within 60 days of May 31, 1997.
 (8)  Shares held of record by a trust for the benefit of Mr. Gaylord.
 (9) Represents shares subject to stock option exercisable within 60 days of May 31, 1997.
(10) Includes 664 shares held by the children of Mr. Gerson, as to which shares Mr. Gerson disclaims beneficial ownership.
(11) Includes 45,000 shares held of record by a trust for the benefit of Ms. Harper and her family.
(12) Includes 57,500 shares held of record by a trust for the benefit of Mr. Litke and his spouse.
(13) Includes 69,500 shares subject to a stock option exercisable within 60 days of May 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In November 1994, the Company loaned $87,000 to Fred M. Gerson, an executive officer of the Company, in connection with the exercise of a nonqualified stock option to purchase 120,000 shares of Common Stock at $.725 per share, with interest payable at a rate of 6.24%, compounded annually, and for a term of three (3) years. The foregoing loan is secured by the Common Stock purchased by Mr. Gerson. As of March 31, 1996, the total outstanding balance on Mr. Gerson's note was $89,262. As of March 31, 1997, the total outstanding balance was $89,246. The loan is currently in good standing with the Company.

  The Company and William R. Wright, a Director and Co-founder of the Company, are parties to three Software Development License Agreements dated November 25, 1991 relating to the development of SimAnt, SimEarth, SimCity and SimCity Terrain Editor. Mr. Wright has received royalties from the Company in the aggregate amount of $213,575 from March 31, 1996 through March 31, 1997, for fiscal year 1997, pursuant to these agreements.

  The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. These transactions were, and all future transactions, between the Company and its officers, directors, principal stockholders and their affiliates will be, approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following documents are filed as a part of this Report:

  1. Financial Statements.

  Consolidated Balance Sheets--March 31, 1997 and 1996
  Consolidated Statements of Operations--Years Ended March 31, 1997, 1996 and
  1995
  Consolidated Statements of Stockholders' Equity (Deficit)--Years Ended March 31, 1997, 1996 and 1995
  Consolidated Statements of Cash Flows--Years Ended March 31, 1997, 1996 and
  1995
  Notes to Consolidated Financial Statements
  Independent Auditors' Report

  2. Financial Statement Schedules. The following financial statement schedule of Maxis, Inc. for the fiscal years ended March 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxis.

            SCHEDULES                                PAGE
            ---------                                ----
            II Valuation and Qualifying Accounts....  47

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  3. Exhibits.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 3.1     Certificate of Incorporation of the Company, as amended.(1)
 3.2     Bylaws of the Company.(1)
 4.1     Form of the Company's Common Stock Certificate.(1)
 4.2     Shareholders' Rights Agreement dated June 2, 1992 among the Company, the investors and the founders named therein.(1)
 4.3     Amendment dated March 31, 1995 to the Shareholders' Rights
         Agreement.(1)
 10.1    Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)
 10.2    1993 Stock Option Plan and related agreements.(1)
 10.3    1995 Stock Plan and related agreements.(1)
 10.4    1995 Employee Stock Purchase Plan and related agreements.(1)
 10.5    Form of Common Stock Purchase Agreement dated May 1992 between the
         Company and certain executive officers.(1)
 10.6    Form of Promissory Note executed by certain directors and executive officers.(1)
 10.7    Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
         SimCity for the Macintosh.(1)

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.8    Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
         SimEarth for the Macintosh.(1)
 10.9    Software Development License Agreement dated November 25, 1991 between the Company and William R. Wright relating to the development of
         SimAnt for the Macintosh.(1)
 10.10   Employment Agreement dated June 1, 1992 as amended July 26, 1994, between the Company and Jeffrey B. Braun.(1)
 10.11   Employment Agreement dated June 1, 1992 as amended July 26, 1994, between the Company and William R. Wright.(1)
 10.12   Lease dated June 2, 1995 by and between C-C California Plaza
         Partnership, a California General Partnership (Lessor), and Company
         (Lessee), regarding office space located at 2121 North California
         Boulevard, Walnut Creek, California.(2)
 10.13   Loan Agreement dated September 1, 1995, between Maxis, Inc. (Borrower)
         and Union Bank (Lender). (3)
 10.14   Form of Option Acceleration Agreement signed by certain optionees.(4)
 11.1    Statement of Computation of Per Share Earnings (Loss).
 21.1    Subsidiaries of the Company.
 23.1    Consent of Independent Auditors.
 24.1    Power of Attorney (included on signature page).
 27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-89210), as amended, declared effective on May 24, 1995.

(2) Incorporated by reference to the Company's Reports on Form 10-Q for the quarter ended June 30, 1995.

(3) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

(4) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(C) EXHIBITS

  See item 14(a)3 above.

(D) FINANCIAL STATEMENT SCHEDULES

  See item 14(a)2 above

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THE CITY OF WALNUT CREEK, STATE OF CALIFORNIA, ON THIS 20TH DAY OF JUNE, 1997.

                                          MAXIS, INC.

                                          By:      /s/ Samuel L. Poole
                                             ----------------------------------
                                                      Samuel L. Poole
                                                  Chief Executive Officer

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

  Pursuant to the requirement of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


  /s/ Jeffrey B. Braun               Chairman of the Board of        June 20, 1997
____________________________________  Directors
    Jeffrey B. Braun


  /s/ Samuel L. Poole                Chief Executive Officer         June 20, 1997
____________________________________  (Principal Executive
    Samuel L. Poole                   Officer) and Director


  /s/ Fred M. Gerson                 Vice President and Chief        June 20, 1997
____________________________________  Financial Officer
    Fred M. Gerson                    (Principal Financial and
                                      Accounting Officer)


  /s/ Eric Dunn                      Director                        June 20, 1997
____________________________________
    Eric Dunn


  /s/ Charles H. Gaylord             Director                        June 20, 1997
____________________________________
    Charles H. Gaylord

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


  /s/ William H. Janeway             Director                        June 20, 1997
____________________________________
    William H. Janeway


  /s/ Dr. Henry Kressel              Director                        June 20, 1997
____________________________________
    Dr. Henry Kressel


  /s/ Avram Miller                   Director                        June 20, 1997
____________________________________
    Avram Miller


  /s/ William R. Wright              Director                        June 20, 1997
____________________________________
    William R. Wright

                                                                     SCHEDULE II

                                  MAXIS, INC.

                        VALUATION OF QUALIFYING ACCOUNTS

DESCRIPTION

  Allowance for product returns:

                                                ADDITIONS-
                                                PROVISION
                                      BEGINNING    FOR     DEDUCTIONS-   ENDING
      YEAR ENDED                       BALANCE   RETURNS     RETURNS     BALANCE
      ----------                      --------- ---------- -----------  ---------
      March 31, 1995................. 1,718,000 6,047,000  (5,293,000)  2,472,000
      March 31, 1996................. 2,472,000 7,615,000  (5,044,000)  5,043,000
      March 31, 1997................. 5,043,000 7,843,000  (6,898,000)  5,988,000

  Allowance for doubtful accounts:

                                               ADDITIONS-
                                               PROVISION   DEDUCTIONS-
                                    BEGINNING FOR DOUBTFUL   RETURNS    ENDING
      YEAR ENDED                     BALANCE    ACCOUNTS   WRITTEN OFF  BALANCE
      ----------                    --------- ------------ ----------- ---------
      March 31, 1995...............  284,000     295,000    (140,000)    439,000
      March 31, 1996...............  439,000     379,000    (254,000)    564,000
      March 31, 1997...............  564,000   1,708,000    (478,000)  1,794,000